Form 10QSB
period 2007-09-30
Cienega Creek Holdings, Inc.
filed 2007-11-14
CIK 1380706

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2007.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                        Commission File Number 333-144508
                                               ----------

                          CIENEGA CREEK HOLDINGS INC.
 ------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                        20-5432794
---------------------------------             ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


9181 S Antler Crest Drive
Vail, AZ                                                       85641
----------------------------------------           -----------------------------
(Address of principal executive offices)                (Postal or Zip Code)


Issuer's telephone number, including area code:           (520) 275-8129
                                                   -----------------------------

                                      None
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes | X |         No |    |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes | X  |        No |    |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes |   |   No |   |



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,200,000 Shares of $0.001 par value Common Stock outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one):

Yes |   |   No |   |







                           CIENEGA CREEK HOLDINGS INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 September 30, 2007

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------




BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS




MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS
      ------------------------
          PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Cienega Creek Holdings Inc.

We have reviewed the accompanying balance sheet of Cienega Creek Holdings, Inc. as of September 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Vella Productions Inc. (An Development Stage Co.).


A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/ Moore & Associates, Chartered


Moore & Associates, Chartered
Las Vegas, Nevada
November 13, 2007




 2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511
 ======================================================================
 Fax: (702)253-7501
 ==================

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             (Stated in US Dollars)



                                                                               September 30,        March 31,
                                                                                   2007               2007
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Audited)
                                                    ------
   Current
       Cash and cash equivalents                                             $        53,273    $         68,387
       Equipment                                                                         875                 973
                                                                                ------------        ------------
                                                                             $        54,148    $         69,360
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $             -    $              -
Total Liabilities                                                                          -                   -
                                                                                ------------         -----------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Capital stock - Note 4
       75,000,000 shares authorized, $0.001 par value
       7,200,000 shares issued and outstanding                                         7,200               7,200
Additional paid in capital                                                            64,800              64,800
Deficit accumulated during the development stage                                (     17,852)       (      2,640)
                                                                                ------------       -------------
  Total Stockholders' Equity                                                 $        54,148     $        69,360
                                                                                ============       =============

Total Liabilites and Stockholders' Equity                                    $        54,148     $        69,360
                                                                                ============       =============

Nature and Continuance of Operations - Note 1



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                      Three months       Three months      Six months     August 17, 2006      August 17, 2006
                                         Ended              Ended             Ended          (inception)          (inception)
                                    September 30,        September 30,    September 30,   to September 30,     to September 30,
                                          2007               2006              2007              2006                 2007
                                          ----               ----              ----              ----                 ----
Expenses
   General and Administrative      $         9,472    $       1,177   $        16,211   $        1,177   $          18,851
                                    --------------       ----------      ------------      -----------         ------------
Loss From Operations                        (9,472)          (1,177)          (16,211)          (1,177)            (18,851)

Other Income(Expense)
   Interest Income                             502                -               999                -                 999
                                    --------------       ----------      ------------      -----------         ------------
Net loss for the period            $        (8,970)     $    (1,177)    $     (15,212)    $     (1,177)       $    (17,852)
                                    ==============       ==========      ============      ===========         ============
Basic loss per share               $  (      0.00)    $  (     0.00)  $  (       0.00)  $  (      0.00)
                                    ==============       ==========      ============      ===========
Weighted average number of
shares outstanding                      7,200,000         7,200,000         7,200,000        7,200,000
                                    ==============       ==========      ============      ===========







    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                             Six Months        August 17, 2006
                                                               Ended               (inception)
                                                           Septemeber 30,      to Septemeber 30,
                                                                2007                  2007
                                                                ----                  ----
Operating Activities
   Net loss for the period                              $  (        15,212)  $  (        17,852)

   Adjustments to net loss
     Depreciation expense                                               98                  114

                                                           ----------------     ----------------
   Net cash provided(Used) by operations                   (        15,114)     (        17,738)
                                                           ----------------     ----------------

Cash From Investing Activity
   Equipment Purchased                                                    -                 (989)
                                                           ----------------     ----------------
   Net Cash Provided(Used) by Investing Activites                         -                 (989)
                                                           ----------------     ----------------

Cash From Financing Activities
   Common stock issued for cash                                           -               72,000
                                                           ----------------     ----------------
   Net Cash Provided(Used) by Financing Activites                         -               72,000
                                                           ----------------     ----------------

Net Increase(Decrease) in cash and cash equivalents        (        15,114)               53,273

Cash, beginning of the period                                       68,387                    -
                                                           ----------------     ----------------
Cash, end of the period                                 $           53,273   $            53,273
                                                           ================     ================


Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                         $                -   $                -
                                                           ================     ================
       Income Taxes                                     $                -   $                -
                                                           ================     ================


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         for the period August 17, 2006 (Inception) to September 30, 2007
                             (Stated in US Dollars)

                                                                                   Deficit
                                                                                 Accumulated
                                                Common Shares                     During the
                                                -------------          Paid in   Development
                                              Number     Par Value     Capital      Stage          Total
                                            ---------    ---------     -------      -----          -----
  Balance, August 17, 2006 (Inception)              -            -           -
  Issued for cash:
  Common stock                              7,200,000   $    7,200   $  64,800   $         -   $    72,000

  Net loss for the period from
  inception on August 17, 2006
  through March 31, 2007                            -            -           -   (     2,640)   (    2,640)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, March 31, 2007 (audited)         7,200,000        7,200      64,800   (     2,640)       69,360

  Net loss for six months
  ended September 30, 2007                          -            -           -   (    15,212)   (   15,212)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, September 30, 2007 (unaudited)   7,200,000   $    7,200   $  64,800  $(    17,852)  $    54,148
                                            =========   ==========   =========   ============  ============


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 September 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization

              The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is December
              31. The Company is engaged in the business of operating health and fitness centers (gyms). The company has not realized revenue from operations as of September 30, 2007 and accordingly is classified as a development stage compay.

              Going concern

              These financial statements have been prepared on a going concern basis. The Company has working capital of $53,273, and has  accumulated  deficit  of  $17,852 since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Registration Statemnt SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 2
 ----------

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Development Stage Company
              -------------------------
              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

              Revenue Recognition
              -------------------
              The company will determine its revenue recognition policy upon commencement of principle operations.

              Impairment of Long-lived Assets
              -------------------------------
              Capital assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 3
 ----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based Compensation
              ------------------------
              The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

              Income Taxes
              ------------
              The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of the Company's financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Recent Accounting Pronouncements
              --------------------------------
              In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 4
 ----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations. In March 2006, the FASB issued SFAS No. 156,
              "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

              In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB
              Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently assessing the effect of this Interpretation on its financial statements.

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 5
 ----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              comprehensive income. SFAS No.158 is effective for fiscal years ending after December 15, 2006 which for the Company would be
              February 1, 2007.  The  Company   does  not  expect  that the
              implementation of SFAS No.158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3.	COMMON STOCK

 On August 8, 2006, the Company received $3,000 from its founder for 300,000 shares of its common stock. On March 20, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under. The Company sold 6,900,000 shares of its $0.001 par value common stock at a price of $0.01 per share for $69,000 in cash.

Forward-Looking Statements
--------------------------
This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.


Item 2. Plan of Operation
-------------------------

For the next twelve months our plans include completing our stock offering and beginning development of our fitness center in Vail, Arizona.

We are currently seeking registration of our offering in the State of Arizona and plan to commence selling shares of our common stock immediately upon registration.

We anticipate spending an additional $15,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations over the next twelve months.

We require the funding from our offering in order to proceed with our business plan and develop our health and fitness center. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.


Results of Operations For Period Ending September 30, 2007
------------------------------------------------------
We did not earn any revenues during the six-month period ending September 30, 2007. During the period ended September 30, 2007, we incurred operating expenses in the amount of $9,472, compared to operating expenses of $1,177 incurred during the period from August 17, 2006 (inception) to September 30, 2006. These operating expenses were comprised of accounting, audit, and other professional fees of $5,251 (2006: $Nil), general and administration costs of $3,609 (2006: $Nil), and organization costs of $612 (2006:
$1,177).  The
increase in operating expenses during the six months ended September 30, 2007, compared to the period from August 17, 2006 (inception) to September 30, 2007, was due to the increase in professional fees, and general and administrative costs.

As of September 30, 2007, the Company had cash of $53,273, and liabilities  totalling  $0  for working  capital of  $53,273 compared to working capital of $68,387 as of September 30, 2006.

On September 09, 2007, the Company's Registration Statement on Form SB-2 became effective. To date the Company has not issued any shares of common stock pursuant to this Registration Statement. The company is seeking registration for the sale of its offering in the State of Arizona.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue the development of our health and fitenss center. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Revenue Recognition
-------------------
The Company will determine its revenue recognition policies upon commencement of principle operations.

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. This evaluation was conducted by Michael Klinicki, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Michael Klinicki our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------
The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities
-----------------------------
None.

Item 3. Defaults Upon Senior Securities
---------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None.

Item 5. Other Information
-------------------------
None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cienega Creek Holdings Inc.

                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              President, Chief Executive
                                              Officer, and Director
                                              Dated: November 13, 2007



                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              Chief Financial Officer, Secretary
                                              Treasurer, principal accounting
                                              officer and Director
                                              Dated: November 13, 2007