Form 10QSB
period 2007-12-31
Cienega Creek Holdings, Inc.
filed 2008-03-13
CIK 1380706

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended December 31, 2007.

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



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,200,000 Shares of $0.001 par value Common Stock outstanding as of December 31, 2007.

Transitional Small Business Disclosure Format (Check one):

Yes |   |   No |   |







                           CIENEGA CREEK HOLDINGS INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 December 31, 2007

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

NOTES TO INTERIM FINANCIAL STATEMENTS




MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS
      ------------------------
          PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Cienega Creek Holdings Inc.
(An Development Stage Co.)

We have reviewed the accompanying balance sheet of Cienega Creek Holdings, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of [Client] (An Exploration Stage Company).

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


/s/ Moore & Associates, Chartered


Moore & Associates, Chartered
Las Vegas, Nevada
March 10, 2008




 2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511
 ======================================================================
 Fax: (702)253-7501
 ==================

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             (Stated in US Dollars)



                                                                               December 31,        March 31,
                                                                                   2007               2007
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Audited)
                                                    ------
   Current
       Cash and cash equivalents                                             $        51,471    $         68,387
   Fixed Assets, net                                                                   1,400                 973
                                                                                ------------        ------------
   Total Assets                                                              $        52,871    $         69,360
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $             -    $              -
Total Liabilities                                                                          -                   -
                                                                                ------------         -----------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Capital stock - Note 4
       75,000,000 shares authorized, $0.001 par value
       7,200,000 shares issued and outstanding                                         7,200               7,200
Additional paid in capital                                                            64,800              64,800
Deficit accumulated during the development stage                                (     19,129)       (      2,640)
                                                                                ------------       -------------
  Total Stockholders' Equity                                                 $        52,871     $        69,360
                                                                                ============       =============

Total Liabilites and Stockholders' Equity                                    $        52,871     $        69,360
                                                                                ============       =============

Nature and Continuance of Operations - Note 1



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                      Three months       Three months     Nine months     August 17, 2006      August 17, 2006
                                         Ended              Ended             Ended          (inception)          (inception)
                                     December 31,        December 31,     December 31,    to December 31,       to December 31,
                                          2007               2006              2007              2006                 2007
                                          ----               ----              ----              ----                 ----
Expenses
   General and Administrative      $         1,889    $       1,222   $        17,968   $        2,399   $          20,626
                                    --------------       ----------      ------------      -----------         ------------
Loss From Operations                        (1,889)          (1,222)          (17,968)          (2,399)            (20,626)

Other Income(Expense)
   Interest Income                             498                -             1,479                -               1,497
                                    --------------       ----------      ------------      -----------         ------------
Net loss for the period            $        (1,391)     $    (1,222)    $     (16,489)    $     (2,399)       $    (19,129)
                                    ==============       ==========      ============      ===========         ============
Basic loss per share               $  (      0.00)    $  (     0.00)  $  (       0.00)  $  (      0.00)
                                    ==============       ==========      ============      ===========
Weighted average number of
shares outstanding                      7,200,000         3,600,000         7,200,000        3,600,000
                                    ==============       ==========      ============      ===========







    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                            Nine Months         August 17, 2006      August 17, 2006
                                                               Ended               (inception)          (inceptoin)
                                                           December 31,        to December 31,      to December 31,
                                                                2007                  2006                2007
                                                                ----                  ----                ----
Operating Activities
   Net loss for the period                              $  (        16,489)  $  (         2,399)   $  (        19.129)

   Adjustments to net loss
     Depreciation expense                                               99                    -                    99

                                                           ----------------     ----------------      ----------------
   Net cash provided(Used) by operations                   (        16,390)     (         2,399)      (        19,030)
                                                           ----------------     ----------------      ----------------

Cash From Investing Activity
   Purchase of fixed assets                                           (526)                   -                (1,499)
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Investing Activites                     (526)                   -                (1,499)
                                                           ----------------     ----------------      ----------------

Cash From Financing Activities
   Common stock issued for cash                                           -               3,000                72,000
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Financing Activites                         -               3,000                72,000
                                                           ----------------     ----------------      ----------------

Net Increase(Decrease) in cash and cash equivalents        (        16,916)                 601                51,471

Cash, beginning of the period                                       68,387                    -                     -
                                                           ----------------     ----------------      ----------------
Cash, end of the period                                 $           51,471   $              601                51,471
                                                           ================     ================      ================


Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                         $                -   $                -
                                                           ================     ================      ================
       Income Taxes                                     $                -   $                -
                                                           ================     ================      ================


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         for the period August 17, 2006 (Inception) to December 31, 2007
                             (Stated in US Dollars)

                                                                                   Deficit
                                                                                 Accumulated
                                                Common Shares                     During the
                                                -------------          Paid in   Development
                                              Number     Par Value     Capital      Stage          Total
                                            ---------    ---------     -------      -----          -----
  Balance, August 17, 2006 (Inception)              -            -           -
  Issued for cash:
  Common stock                              7,200,000   $    7,200   $  64,800   $         -   $    72,000

  Net loss for the period from
  inception on August 17, 2006
  through March 31, 2007                            -            -           -   (     2,640)   (    2,640)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, March 31, 2007 (audited)         7,200,000        7,200      64,800   (     2,640)       69,360

  Net loss for six months
  ended December 31, 2007                           -            -           -   (    16,489)   (   16,489)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, December 31, 2007 (unaudited)    7,200,000   $    7,200   $  64,800  $(    19,129)  $    52,871
                                            =========   ==========   =========   ============  ============


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 December 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization

              The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is March
              31. The Company is engaged in the business of operating health and fitness centers (gyms). The company has not realized revenue from operations as of December 31, 2007 and accordingly is classified as a development stage compay.

              Going concern

              These financial statements have been prepared on a going concern basis. The Company has working capital of $51,471, and has  accumulated  deficit  of  $19,129 since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company's Registration Statemnt SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) - Page 2
 ----------

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

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) - Page 3
 ----------

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

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) - Page 4
 ----------

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

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) - Page 5
 ----------

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


Item 2. Plan of Operation
-------------------------

For the next twelve months our plans include completing our stock offering and beginning development of our fitness center; Vail Health and fitness.

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


Results of Operations For Period Ending December 31, 2007
------------------------------------------------------
We did not earn any revenues during the nine-month period ending December 31, 2007. During the period ended December 31, 2007, we incurred operating expenses in the amount of $17,968, compared to operating expenses of $2,399 incurred during the period from August 17, 2006 (inception) to December 31, 2006. These operating expenses were comprised of accounting, audit, and other professional fees of $8,240 (2006: $Nil), general and administration costs of $6,710 (2006: $1,222), and organization costs of $3,018 (2006:
$1,177).  The
increase in operating expenses during the nine months ended December 31, 2007, compared to the period from August 17, 2006 (inception) to December 31, 2006, was due to the increase in professional fees, and general and administrative costs.

As of December 31, 2007, the Company had cash of $51,471, and liabilities  totalling  $0  for working  capital of  $51,471 compared to working capital of $68,387 as of March 31, 2007.

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

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. This evaluation was conducted by Michael Klinicki, our chief executive officer and our principal accounting officer.

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


Cienega Creek Holdings Inc.

                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              President, Chief Executive
                                              Officer, and Director
                                              Dated: March 13, 2008



                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              Chief Financial Officer, Secretary
                                              Treasurer, principal accounting
                                              officer and Director
                                              Dated: March 13, 2008