Form 10KSB
period 2008-03-31
Cienega Creek Holdings, Inc.
filed 2008-05-20
CIK 1380706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2008

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________

                       Commission file number: 333-144508

                            CIENEGA CREEK HOLDINGS INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                        20-5432794
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

9181 S Antler Crest Drive, Vail, AZ                          85641
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

         Issuer's telephone number, including area code: (520) 275-8129

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X| (Not applicable)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|.

      The issuer's Net Loss for its most recent fiscal year was $21,675.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

Cautionary Notice Regarding Forward Looking Statements

      Cienega Creek Holdings Inc. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Description of Business.

Business Development

      Cienega Creek Holdings Inc. (referred to herein as "we" or the "Company") was incorporated in the State of Nevada on August 17, 2006. Our fiscal year end is March 31. The Company is engaged in the business of operating health and fitness centers (gyms). The company has not realized revenue from operations as of March 31, 2008 and accordingly is classified as a development stage compay.

      We plan to initiate business in the health and fitness industry. We will focus our operations in southern Arizona. Our primary target markets are greater Tucson, Vail, Benson, and Sierra Vista. We plan to commence business by opening a single health and fitness center under the name Vail Health and Fitness. We plan to expand our operations to include multiple locations in the future. We will generate revenue through the sale of individual, family, and group memberships. We will market our facilities by utilizing print, radio, and television advertising, as well as through co-marketing agreements with other area businesses and organizations.

Our Business Operations

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


Employees

      Michael A. Klinicki is a director and the Chief Executive Officer, President and Chief Financial Officer of our Company. Nemer E. Hassey is Vice President of Planning and Development.

Risk Factors

      The following are risks associated with our Company and business operations. If any of these risks were to develop into actual events, our business, financial condition or results of operations could be materially adversely affected. Our business activities are subject to various risks and uncertainties, including the following:

Risk Related to the Company Business and Industry

There is uncertainty as to whether we will continue operations:
      Our auditors have discussed their uncertainty regarding our business operations in their audit report dated March 31, 2008. This means that there is doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations:
      We were incorporated on August 17, 2006 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made.

We are mainly dependent upon the funds to be raised in our public stock offering to advance our business, the proceeds of which may be insufficient to achieve adequate revenues to remain in business. We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Our plan to sell memberships for our fitness center may not be successful:
     As part of our business strategy, we will need to sell individual, family, and group memberships for our fitness center. For these efforts to succeed we will need to develop a quality fitness center, charge competitive rates, and have a strong marketing plan with knowledgeable salespeople. If we are unsuccessful in any of these efforts, our ability to generate revenue could be severely limited or delayed.

Our future success is dependent on our existing key employees, and hiring and assimilating new key employees, and our inability to attract or retain key personnel in the future would materially harm our business and results of operations:
      Our success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

Risks Related to the Company

We will continue to incur significant increased costs as a result of operating as a public company, and management will be required to devote substantial time to new compliance requirements.

      As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

      In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Such testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of
Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the Commission or other applicable regulatory authorities.

Risks Related to the Common Stock

There is no public market for the common stock.

     There is currently no public trading market for our common stock.Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. We intend to have a registered broker-dealer submit an application for a quotation of our common stock on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board"). Although we intend to apply to have our common stock quoted on the OTC Bulletin Board, there can be no assurance that our common stock will ever be quoted on the OTC Bulletin Board or that any market for our stock will ever develop.


The common stock may be deemed penny stock with a limited trading market.

      Our common stock is not listed on any public market. We intend to seek a listing in the Over-The-Counter
Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade 'penny stock' to persons other than 'established customers' complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules" investors will find it more difficult to dispose of our securities.

      Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations; (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We have not and do not anticipate paying any dividends on our common stock; because of this our securities could face devaluation in any future market.

      We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. Lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in us.

Item 2.  Description of Property.

      The assets of our Company include cash, equipment (consisting of a computer and office supplies), and land located in Douglas, Arizona.

Item 3.  Legal Proceedings.

      There are no material litigation proceedings currently pending.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the vote or consent of the holders of our outstanding shares of our common stock during the fourth quarter ended
March 31, 2008.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Market Information.

      Our common stock, $.001 par value, is currently not traded on any public market.

      Holders of Securities.

      As of March 31, 2008, there were 3 holders of record of our common stock.

      Our common stock is covered by a Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

      Dividends.

      We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

      Securities Authorized for Issuance Under Equity Compensation Plans.

      We granted no options during our fiscal year ended March 31, 2008. As of March 31, 2008, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

Results of Operations

The fiscal year ended March 31, 2008 compared to the period from August 17, 2006 (inception) to March 31, 2007.

      We did not earn any revenues during the twelve-month period ending
March 31, 2008. During the twelve-month period ended March 31, 2008, we incurred operating expenses in the amount of $21,675, compared to operating expenses of $2,640 incurred during the period from August 17, 2006 (inception) to March 31, 2007. These operating expenses were comprised of accounting, audit, and other professional fees of $13,505 (2007: $Nil), general and administration costs of $5,075 (2007: $1,222), and organization costs of $3,095 (2007: $1,418) The increase in operating expenses during the twelve months ended March 31, 2008, compared to the period from August 17, 2006 (inception) to March 31, 2007, was due to the increase in professional fees, general and administrative costs, and organization costs.

      As of March 31, 2008, the Company had cash of $47,795 and liabilities totaling $0 for working capital $47,795 compared to working capital of $68,387 as of March 31, 2007.

Plan of Operations

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

Liquidity; Capital Resources

      As of March 31, 2008, our there were no outstanding loans on the Company's books and we had liabilites of $0.

      On September 20, 2007, our initial Registration Statement on Form SB-2 became effective. As of March 31, 2008 we have issued 0 shares of common stock under this registration statement for aggregate net cash proceeds of $0 to our working capital.

      We have not generated any revenue since inception and are dependent upon obtaining financing to pursue development of our health and fitness center. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

      We may issue additional shares of capital stock to raise additional cash for working capital in the next twelve months. If we issue additional shares of capital stock, our stockholders will experience dilution in their respective percentage ownership in our Company. We have not decided on the amount of the cash needed for working capital at this point. Working capital will be used for site development, new equipment, and business operations.

Off-Balance Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to any investor in our securities.

Item 7.  Financial Statements.

      The following financial information required by this item is set forth elsewhere in this Annual Report, beginning on page F-1:

                                                                        Page No.

      Report of Independent Registered Public Accounting Firm.......... F-2

      Balance Sheets at March 31, 2008 and 2007........................ F-3

      Statements of Operations for year ended March 31, 2008
      and for the periods from August 17, 2006 (Inception)
      to March 31, 2007 and March 31, 2008............................. F-4

      Statements of Cash Flows for year ended March 31, 2008
      and for the periods from August 17, 2006 (Inception)
      to March 31, 2007 and March 31, 2008............................. F-5

      Statements of Changes in Stockholders' Equity for
      the period from August 17, 2006 (Inception)
      through March 31, 2008........................................... F-6

      Notes to Financial Statements.................................... F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 8A. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information at May 20, 2008 with respect to our current directors, executive officers and significant employees:

           Name                      Age          Position
           ----                      ---          --------

           Michael A. Klinicki       42           Chief Executive Officer,
                                                  President, Chief Financial
                                                  Officer, Secretary, Director

           Michael P. Giertych       42           Director

           Nemer Hassey              36           Vice President, Development

      The business experience of each or our directors, named executive officers and significant employees is set forth below:

Michael A. Klinicki, Director, President and Chief Executive Officer

      Michael Klinicki has been the President and Chief Executive Officer of Cienega Creek since our inception in August 2006. He has over 20 years of business experience in various capacities. Prior to becoming President, Mr. Klinicki worked as an information technology professional and consultant. He has held positions with the State of California, Health Net, and the international accounting & consulting firm, KPMG. He is the founder of Riparian Technologies, a successful software development company which focuses on products for the construction industry. He is currently employed by Pima County
in Tucson, Arizona as a senior systems analyst and statistician.   Mr. Klinicki
has more than 10 years of experience as an advisor to numerous investment groups where he specializes in capital structure analysis, dividend analysis, and merger valuation. In 2007 Mr. Klinicki was appointed to the supervisory committee of the Pima Federal Credit Union; a 56-year old banking institution with over $110 million in investments and $235 million in assets. He holds a Bachelor of Science degree from California State University, Chico. Mr. Klinicki is 9-year resident of Vail, Arizona.

Michael P. Giertych, Director

      Michael Giertych has been on the board of directors since our inception in August 2006. Mr. Giertych is a "retiree" of the internet boom, having worked over 12 years at companies such as StrataCom and Cisco Systems, which have been at times some of the fastest growing companies, and darlings of the stock market. He spent most of his energy as a Manager, Technical Lead, and software engineer on special projects for the internet infrastructure. He is currently the President of Bailey Park Investments, a private real estate and venture capital corporation he founded in 2004. Also, he has overseen the founding of multiple private companies, such as illogix, Real Gizmos, Complex Sports, and Gold Cal Juniors, where he also serves as its CFO. Parts of his responsibilities include founding Bailey Investment Groups, which pairs like-minded investors with business opportunities as they arise, the latest being a private Pizza Chain Developer, BIG SPQR. Michael obtained his degree in Computer Science from California State University, Chico, in 1988, with a minor in mathematics.

Nemer E. Hassey, Vice President

      Mr. Hassey provides Cienega Creek with expertise in fitness facility planning and development. Concurrently he holds the positions of assistant principal and head football coach at Cienega High School (CHS) in Vail, Arizona. Prior to CHS Mr. Hassey served four years as head football coach at Sahuaro High School (SHS) in Tucson, Arizona. Mr. Hassey holds a bachelors degree in Education from the University of Arizona and a master's degree from Northern Arizona University.


Section 16(a) Beneficial Ownership Reporting Compliance

      Our common stock is not currently registered under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and accordingly our directors, officers and holders of 10% or more of our common stock are not required to file statements of beneficial ownership with regards to their ownership of our equity securities under Section 16 of the Exchange Act. The reports and certain other information under the Exchange Act filed by us with the Commission during our fiscal years ended March 31, 2007 and 2008 were filed pursuant to the rules under Section 15(d) of the Exchange Act.

Code of Ethics

      We have not adopted a Code of Ethics with respect to our officers because we have not been an operating company. However, with the completion of the public stock offering and our initial business development, we intend to adopt a Code of Ethics in the reasonably foreseeable future.

Committees

      We do not currently have either an Audit Committee, Nominating Committee or Compensation Committee. Our board of directors believes that our having no committees during our 2008 fiscal year was appropriate by reason of (i) the nominal operations and nominal assets associated with our prior status as a "shell company" and (ii) the lack of any requirements for such committees under the regulations of the OTC Bulletin Board on which we intend for our common stock to trade on. However, with the completion of stock offering and the commencement of development our health and fitness center it is our intention to create an Audit Committee, together with such other committees as our board deems advisable, in the reasonably foreseeable future.

Change in Control Arrangements

      There are currently no arrangements that would result in a change in control of our Company.

Item 10. Executive Compensation.

      The following table shows the compensation of our executive officers for the fiscal years ended March 31, 2008 and March 31, 2007:

                           Summary Compensation Table

                                                                       Long-Term Compensation
                                                                       ----------------------
                                         Annual Compensation                   Awards
                                    ---------------------------------------------------------
            Name and                                                    Securities Underlying         All Other
       Principal Position                Year           Salary ($)           Options (#)             Compensation
-----------------------------------------------------------------------------------------------------------------
Michael Klinicki,                      08-17-06         $0                     None                     None
                                    (inception) to
  President, Chief  Executive          03-31-08
  Officer, Chief Financial Officer,
  Seretary, Treasurer, Director

Michael Giertych,                      08-17-06         $0                     None                     None
                                    (inception) to
  Director                             03-31-08
  Officer,  Treasurer and
  Director

Nemer Hassey                           06-05-07 to      $0                     None                     None
                                       03-31-08
  Vice President, Development


----------

Option Grants in the Last Fiscal Year.

      As shown in the below table, during fiscal year ended March 31, 2008, we have not granted stock options to our named executive officers, as follows:

                    Option Grants in Last Fiscal Year (2007)

                                                                        % of Total
                                                      No. of             Options
                                                    Securities          Granted to
                                                    Underlying          Employees
                                                      Options           in Fiscal         Exercise         Expiration
Name                               Year             Granted (1)            Year            Price              Date
-----------------              -----------          -----------         -----------       --------         ----------
Michael Klinicki                 08-17-06              None                None             None              None
                                (inception)
                                    to
                                 03-31-08

Michael Giertych                 08-17-06              None                None             None              None
                                (inception)
                                    to
                                 03-31-08

Nemer Hassey                     06-05-07 to           None                None             None              None
                                 03-31-08

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      During our fiscal year ended March 31, 2008, none of our named executive officers or directors exercised any options to purchase shares of Common Stock. The following table sets forth, for each of our named executive officers and directors, the number and value of vested and unvested options held as of March 31, 2008 and the value of any in-the-money stock options, vested and unvested, as of such date.

                                      No. of Securities                 Value of Unexercised In-The-Money Options
Name                              Underlying Options Granted                       at March 31, 2008 (1)
-----------------             ------------------------------            -----------------------------------------

                              Exercisable          Unexercisable          Exercisable             Unexercisable
                              -----------          -------------          -----------             -------------

Michael Klinicki                  None                 None                  None                     None


Michael Giertych                  None                 None                  None                     None


Nemer Hassey                      None                 None                  None                     None

Director Compensation.

      Directors of our Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      As of May 20, 2008, we had 8,370,000 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

        Name and Address              Amount and Nature of            Percent of
    of Beneficial Owner (1)         Beneficial Ownership (2)     Outstanding Shares (3)
--------------------------------    ------------------------     ----------------------
Michael Klinicki                              300,000                    3.5 %

Michael Giertych                            7,000,000                   83.6 %

Nemer Hassey*                                  70,000                    0.8 %

All Officers & Directors as
a Group (3 persons)                         7,370,000                   87.9 %

----------
      (*) Less than 1%

      (1) Unless otherwise indicated, the address of each beneficial owner reported above is c/o Cienega Creek Holdings Inc., 9181 S Antler Crest Dr., Vail, AZ 85641.

      (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from May 20, 2008. Each beneficial owner's percentage is determined by assuming that options that are held by such person (but not any other person), and which are exercisable within 60 days from May 20, 2008, have been exercised.

      (3) Based on 8,370,000 shares of our common stock outstanding.


Item 12. Certain Relationships and Related Transactions, and Director Independence.

Relationships and Related Transactions.

      Our president, Michael Klinicki, is providing office space for the duration of our development stage. The office space is located in the residence of Mr. Klinicki. The office space consists of a single room with approximately 150 square feet and a telephone. Mr. Klinicki has agreed to the use of his residence until such time as we require additional office space.
We intend to relocate our offices upon completion of our fitness center.
There are no formal written or implied agreements to pay rent for our office space at this time.

      Except for the collective transactions described above, we have not entered into any other transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons, wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Director Independence.

      Currently we do not maintain a director independence standard. The OTC Bulletin Board, on which we intend to have our common stock traded, does not maintain director independence standards.

Item 13. Exhibits.

      Documents filed as part of this Annual Report:

      Exhibit Nos.   Description of Exhibit
      ------------   ----------------------

      3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2, filed July 12, 2007).

      3.2 By-Laws (incorporated herein by reference to Exhibit 3.2 of the Company's registration statement on Form SB-2, filed July 12, 2007).

      31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

      31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

      For fiscal years ended March 31, 2008 and 2007, the aggregate fees billed by Moore & Associates, Chartered, our principal independent accounting firm, for professional services were as follows:

                                                Fiscal Year Ended
                                                -----------------
                                      March 31, 2008          March 31, 2007
                                      -------------           -------------
            Audit Fees (1)                $5,500                  $   --
            Audit-Related Fees (2)         1,745                      --
            Tax Fees (3)                      --                      --
            All Other Fees                    --                      --

----------

(1) Fees for audit services include fees associated with the annual audit and the review of the Company's quarterly reports on Form 10-QSB. Also includes fees associated with Securities and Exchange Commission registration statements, comfort letters and consents.

(2)   Audit-Related services consist primarily of accounting consultations.

(3) Tax services consist primarily of the preparation of Company federal income tax returns.

      As of March 31, 2008, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CIENEGA CREEK HOLDINGS INC.


Date: May 20, 2008            By:  /s/ Michael A. Klinicki
                                   ---------------------------------------
                                   Michael A. Klinicki, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                       Date
---------                                                       ----


/s/ Michael A. Klinicki                                         May 20, 2008
------------------------------------------------------
Michael Klinicki,
Chief Executive Officer (principal executive officer),
Chief Financial Officer (principal financial and
accounting officer) and Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.

      Report of Independent Registered Public Accounting Firm.......... F-2

      Balance Sheets at March 31, 2008 and 2007........................ F-3

      Statements of Operations for year ended March 31, 2008 and for the periods from August 17, 2006 (Inception)
      to March 31, 2007 and March 31, 2008............................. F-4

      Statements of Cash Flows for year ended March 31, 2008 and for the periods from August 17, 2006 (Inception)
      to March 31, 2007 and March 31, 2008............................. F-5

      Statements of Changes in Stockholders' Equity for
      the period from August 17, 2006 (Inception)
      through March 31, 2008........................................... F-6

      Notes to Financial Statements.................................... F-7

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cienega Creek Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Cienega Creek Holdings, Inc. (A Development Stage Company) as of March 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2008, from inception on August 17, 2006 through March 31, 2007, and from inception August 17, 2006 through March 31, 2008.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cienega Creek Holdings, Inc. (A Development Stage Company) as of March 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the year end March 31, 2008, from inception on August 17, 2006 through March 31, 2007, and from inception August 17, 2006 through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $22,904 as of March 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 24, 2007

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             March 31, 2008 and 2007
                             (Stated in US Dollars)

                                                           2008         2007
                                     ASSETS

Current
   Cash and cash equivalents                             $ 47,795       68,387
                                                         --------     --------
      Total Current Assets                                 47,795       68,387
                                                         --------     --------
Equipment, net                                              1,301          973
                                                         --------     --------
TOTAL ASSETS                                             $ 49,096       69,360
                                                         ========     ========

                                   LIABILITIES

Current
   Accounts payable and accrued liabilities              $      -            -
                                                         --------     --------
TOTAL CURRENT LIABILITIES                                       -            -
                                                         --------     --------

                            STOCKHOLDERS' EQUITY

Capital stock
   Common: 75,000,000 shares authorized, $0.001 par value,
   7,200,000 shares issued and outstanding                  7,200        7,200
Additional paid in capital                                 64,800       64,800
Deficit accumulated during the development stage          (22,904)      (2,640)
                                                         --------     --------
  Total Stockholders' Equity                               49,096       69,360
                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 49,096     $ 69,360
                                                         ========     ========


    The accompanying notes are an integral part of these financial statements

                            CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)

                                                                    August 17,        August 17,
                                                     Year              2006              2006
                                                    Ended           (inception)       (inception)
                                                  March 31,         to March 31,       to March 31,
                                                     2008              2007              2008
                                                 -------------     -------------     -------------
Revenues                                         $           -                 -                 -

Operating Expenses
   General and Administrative                           21,675             2,640            24,315
                                                 -------------     -------------     -------------
     Total Operating Expenses                           21,675             2,640            24,315
                                                 -------------     -------------     -------------
Income (Loss) From Operations                          (21,675)           (2,640)          (24,315)
                                                 -------------     -------------     -------------

Other Expenses
   Interest income                                       1,411                 -             1,411
                                                 -------------     -------------     -------------
     Total Other Expenses                                1,411                 -             1,411

NET LOSS FOR THE PERIOD                          $     (20,264)    $      (2,640)    $     (22,904)
                                                 =============     =============     =============

Basic loss per share                             $       (0.00)    $       (0.00)
                                                 =============     =============

Weighted average number of shares outstanding        7,200,000         7,200,000
                                                 =============     =============

    The accompanying notes are an integral part of these financial statements

                            CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)

                                                                          August 17,        August 17,
                                                          Year              2006              2006
                                                         Ended           (inception)       (inception)
                                                        March 31,         to March 31,      to March 31,
                                                          2008              2007              2008
                                                      -------------     -------------     -------------
Cash Flows From
 Operating Activities
   Net loss for the period                            $     (20,264)    $      (2,640)    $     (22,904)

   Adjustments to Reconcile Net Loss to Net
   Cash used by Operating Activities:
     Depreciation and amortization                              198                16               214
                                                      -------------     -------------     -------------
  Net Cash Used by Operating Activities                     (20,066)           (2,624)          (22,690)
                                                      -------------     -------------     -------------

Cash Flows From
 Investing Activity
   Purchase of fixed assets                                    (526)             (989)           (1,515)
                                                      -------------     -------------     -------------
  Net Cash Used by Investing Activities                        (526)             (989)           (1,515)
                                                      -------------     -------------     -------------

Cash Flows From
 Financing Activities
   Issuance of common stock for cash                              -            72,000            72,000
                                                      -------------     -------------     -------------
  Net Cash Provided by Financing Activities                       -            72,000            72,000
                                                      -------------     -------------     -------------

Net Increase(Decrease) in Cash                              (20,592)           68,387            47,795

Cash, beginning of the period                                68,387                 -                 -
                                                      -------------     -------------     -------------
Cash, end of the period                               $      47,795     $      68,387     $      47,795
                                                      =============     =============     =============

Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                       $           -     $           -     $           -
                                                      =============     =============     =============
       Income Taxes                                   $           -     $           -     $           -
                                                      =============     =============     =============

    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY for
           the period August 17, 2006 (Inception) to March 31, 2008
                             (Stated in US Dollars)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common Shares                           Common         During the
                                                  -------------           Paid in         Shares        Development
                                              Number      Par Value       Capital      Subscription        Stage          Total
                                             ---------   ------------   ------------   ------------    ------------    ------------

Balance, August 17, 2006 (Inception)                --   $         --   $         --   $         --    $         --    $         --
Issued for cash:
Common stock June 30, 2007 - at $0.01        7,200,000          7,200         64,800             --              --          72,000

Net loss for the period
inception through March 31, 2007                    --             --             --             --          (2,640)         (2,640)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2007                      7,200,000          7,200         64,800             --          (2,640)         69,360

Net loss for the year ended March 31, 2008          --             --             --             --         (20,264)        (20,264)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2008                      7,200,000   $      7,200   $     64,800   $         --    $    (22,904)   $     49,096
                                             =========   ============   ============   ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                            CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2008 and 2007
                             (Stated in US Dollars)

Note 1 - Summary of Significant Accounting Policies

Nature of Business
Cienega Creek Holdings, Inc. (the Company) was incorporated in the State of Nevada on August 17, 2006. The Company is engaged in the business of operating health and fitness gyms. The Company has not realized revenues from operations as of March 31, 2008 and accordingly is classified as a development stage company.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2008 and 2007.

                             (Loss)       Shares       Basic(Loss)Per Share
                             (Numerator)(Denominator)		Amount
For the Period Ended         $   (20,264)  7,200,000          $  (0.00)
For the Period Ende          $    (2,640)  7,200,000          $  (0.00)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the years ended March 31, 2008 and 2007.

Cienega Creek Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008 and 2007
(Stated in US Dollars) - Page 2

Note 1 - Summary of Significant Accounting Policies (Continued)

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company has incurred advertising expense of $1,079 and $-0- as of March 31, 2008 and 2007, respectively.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                                         March 31,
                                                   2008              2007.
  Income tax expense at statutory rate       $   (7,903)          $(1,030)

  Valuation allowance                             7,903             1,030

  Income tax expense per books               $       -0-          $    -0-

Net deferred tax assets consist of the following components as of:

                                                         March 31,
                                                   2008              2007
NOL Carryover                                $    8,933           $ 1,030
Valuation allowaance                             (8,933)           (1,030)

Net deferred tax asset                       $       -0-          $    -0-

Cienega Creek Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008 and 2007
(Stated in US Dollars) - Page 3

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)
The Company has a net operating loss carryover of $22,904 as of March 31, 2008 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a March 31 fiscal year end.

Stock-based compensation.
As of March 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Property and Equipment
The Company's property and equipment is composed of computer equipment. The Company depreciates its computer equipment over the estimated life of 5 years using the straight line method.

Cienega Creek Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008 and 2007
(Stated in US Dollars) - Page 4

Note 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157.would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141. This revised statement establishes uniform treatment for all acquisitions. It defines the acquiring company. The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date. It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent's interest in a subsidiary changes over time. This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF's. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the implementation of this standard will have no effect on our financial statements.

Revenue Recognition
The Company will determine its revenue recognition policies upon commencement of principle operations.

Cienega Creek Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008 and 2007
(Stated in US Dollars) - Page 5

Note 2 - COMMON STOCK
On August 8, 2006, the Company received $3,000 from its founder for 300,000 shares of its common stock. On March 20, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under. The Company sold 6,900,000 shares of its $0.001 par value common stock at a price of $0.01 per share for $69,000 in cash.

Note 3 - GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $22,904 as of March 31, 2008. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 4 - EQUIPMENT

Property and equipment are stated at cost. Depreciation expense for the years ended March 31, 2008 and 2007 amounted to $198 and $16, respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred.
As of March 31, 2008 and 2007 equipment consisted of the following:

                                       2008                2007
Equipment                     $       1,515          $      989
Accumulated depreciation               (214)                (16)
Total                         $       1,301          $      973