Form 10KSB/A
period 2008-03-31
Cienega Creek Holdings, Inc.
filed 2008-08-13
CIK 1380706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed for the following purpose: Moore & Associates Chartered, an independent registered public accounting firm, had completed their audit of our Annual Report on Form 10-KSB on May 19, 2008. Our Form 10-KSB, filed on May 20, 2008, had incorrectly stated the date of their completed audit as October 24, 2007. While there are no material changes to this report, the Company is filing this amendment to correct the date of the audit report. In all other material respects, this amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB filed by the Company on May 20, 2008.

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

      Our common stock is not listed on any public market. We intend to seek a listing in the Over-The-Counter
Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules" investors will find it more difficult to dispose of our securities.

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

      The business experience of each of our directors, named executive officers and significant employees is set forth below:

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      As of May 20, 2008, we had 8,294,250 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

        Name and Address              Amount and Nature of            Percent of
    of Beneficial Owner (1)         Beneficial Ownership (2)     Outstanding Shares (3)
--------------------------------    ------------------------     ----------------------
Michael Klinicki                              299,000                    3.5 %

Michael Giertych                            7,000,000                   83.6 %

Nemer Hassey*                                  70,000                    0.8 %

All Officers & Directors as
a Group (3 persons)                         7,369,000                   87.9 %

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

      (3) Based on 8,294,250 shares of our common stock outstanding.


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

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

      For fiscal years ended March 31, 2008 and 2007, the aggregate fees billed by Moore & Associates, Chartered, our principal independent accounting firm, for professional services were as follows:

                                                Fiscal Year Ended
                                                -----------------
                                      March 31, 2008          March 31, 2007
                                      -------------           -------------
            Audit Fees (1)                $2,500                  $   --
            Audit-Related Fees (2)         3,500                      --
            Tax Fees (3)                      --                      --
            All Other Fees                    --                      --

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

                                    CIENEGA CREEK HOLDINGS INC.


Date: August 13,2008          By:  /s/ Michael A. Klinicki
                                   ---------------------------------------
                                   Michael A. Klinicki, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                    Date
---------                                                    ----


/s/ Michael A. Klinicki                                      August 13, 2008
------------------------------------------------------
Michael Klinicki,
Chief Executive Officer (principal executive officer),
Chief Financial Officer (principal financial and
accounting officer) and Director

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


/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 19, 2008

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