Form 10QSB
period 2008-06-30
Cienega Creek Holdings, Inc.
filed 2008-08-14
CIK 1380706

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2008.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                        Commission File Number 333-144508
                                               ----------

                          CIENEGA CREEK HOLDINGS, INC.
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



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,294,250 Shares of $0.001 par value Common Stock outstanding as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one):

Yes |   |   No |   |







                           CIENEGA CREEK HOLDINGS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 June 30, 2008

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

NOTES TO INTERIM FINANCIAL STATEMENTS




MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS
      ------------------------
          PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders
Cienega Creek Holdings Inc.
(A Development Stage Co.)


We have reviewed the accompanying balance sheet of Cienega Creek Holdings, Inc. of June 30, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended June 30, 2008 and 2007, and from inception on August 17, 2006 through June 30, 2008. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Cienega Creek Holdings, Inc. as of March 31, 2008 and 2007; and in our report dated
May 19, 2008, we expressed an unqualified opinion on those financial statements with a going concern paragraph. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.


/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
August 8, 2008



 2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499
 ======================================================================
 Fax: (702)253-7501
 ==================

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             (Stated in US Dollars)



                                                                                 June 30,           March 31,
                                                                                   2008               2008
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Audited)
                                                    ------
   Current
       Cash and cash equivalents                                             $       105,956    $         47,795
   Fixed Assets, net                                                                   1,225               1,301
                                                                                ------------        ------------
   Total Assets                                                              $       107,181    $         49,096
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $             -    $              -
Total Liabilities                                                                          -                   -
                                                                                ------------         -----------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Capital stock - Note 4
       75,000,000 shares authorized, $0.001 par value
       8,294,250 shares issued and outstanding                                         8,294               7,200
Additional paid in capital                                                           173,131              64,800
Deficit accumulated during the development stage                                (     74,244)       (     22,904)
                                                                                ------------       -------------
  Total Stockholders' Equity                                                 $       107,181     $        49,096
                                                                                ============       =============

Total Liabilites and Stockholders' Equity                                    $       107,181     $        49,096
                                                                                ============       =============

Nature and Continuance of Operations - Note 1



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                      Three months       Three months     August 17, 2006
                                         Ended              Ended           (inception)
                                        June 30,           June 30,       through June 30,
                                          2008               2007              2008
                                          ----               ----              ----
Revenues                           $             -    $           -   $             -

Expenses
   General and Administrative      $        51,427    $       6,739   $        75,742
                                    --------------       ----------      ------------
Loss From Operations                       (51,427)          (6,739)          (75,742)

Other Income(Expense)
   Interest Income                              87              497             1,498
                                    --------------       ----------      ------------
Net loss for the period            $       (51,340)   $      (6,242)    $     (74,244)
                                    ==============       ==========      ============
Basic loss per share               $    (     0.01)   $  (     0.00)
                                    ==============       ==========
Weighted average number of
shares outstanding                      7,747,125         7,200,000
                                    ==============       ==========







    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                            Three Months          Three Months      August 17, 2006
                                                               Ended                 Ended             (inceptoin)
                                                              June 30,              June 30,       through June 30,
                                                                2008                  2007                2008
                                                                ----                  ----                ----
Operating Activities
   Net loss for the period                              $  (        51,340)  $  (         6,242)   $  (        74,244)

   Adjustments to net loss
     Common stock issued for services                                7,000                    -                 7,000
     Depreciation expense                                               76                   49                   290

                                                           ----------------     ----------------      ----------------
   Net cash provided(Used) by operations                   (        44,264)     (         6,193)      (        66,954)
                                                           ----------------     ----------------      ----------------

Cash From Investing Activity
   Purchase of fixed assets                                               -                   -                (1,515)
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Investing Activites                         -                   -                (1,515)
                                                           ----------------     ----------------      ----------------

Cash From Financing Activities
   Common stock issued for cash                                     102,425                   -               174,425
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Financing Activites                   102,425                   -               174,425
                                                           ----------------     ----------------      ----------------

Net Increase(Decrease) in cash and cash equivalents                 58,161               (6,193)              105,956

Cash, beginning of the period                                       47,795               68,387                     -
                                                           ----------------     ----------------      ----------------
Cash, end of the period                                 $          105,956   $           62,194               105,956
                                                           ================     ================      ================


Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                         $                -   $                -
                                                           ================     ================      ================
       Income Taxes                                     $                -   $                -
                                                           ================     ================      ================


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         for the period August 17, 2006 (Inception) to June 30, 2008
                            (Stated in US Dollars)
                                 (Unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                                Common Shares                     During the
                                                -------------          Paid in   Development
                                              Number     Par Value     Capital      Stage          Total
                                            ---------    ---------     -------      -----          -----
  Balance, August 17, 2006 (Inception)              -            -           -
   Issued for cash:
   Common stock                             7,200,000   $    7,200   $  64,800   $         -   $    72,000

  Net loss for the period from
   inception on August 17, 2006
   through March 31, 2007                           -            -           -   (     2,640)   (    2,640)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, March 31, 2007                   7,200,000        7,200      64,800   (     2,640)       69,360

  Net loss for year
   ended March 31, 2008                             -            -           -   (    20,264)   (   20,264)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, March 31, 2008                   7,200,000        7,200      64,800   (    22,904)       49,096

  Shares issued for cash, $0.10
   per share on June 30, 2008               1,024,250        1,024     101,401             -       102,425

  Shares issued for services, $0.10
   per share on June 30, 2008                  70,000           70       6,930             -         7,000

  Net loss for the three months
   ended June 30, 2008                              -            -           -   (    51,340)   (   51,340)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, June 30, 2008                    8,294,250   $    8,294   $ 173,131  $(    74,244)  $   107,181
                                            =========   ==========   =========   ============  ============



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 June 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization

              The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is March
              31. The Company is engaged in the business of operating health and fitness centers (gyms). The company has not realized revenue from operations as of June 30, 2008 and accordingly is classified as a development stage compay.


              Condensed Financial Statements

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.


              Going concern

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

              In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include of investing in and developing all types of businesses related to the entertainment industry.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) - Page 2
 ----------

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

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) - Page 3
 ----------

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

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) - Page 4
 ----------

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

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2008
(Stated in US Dollars)
(Unaudited) - Page 5
 ----------

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

 On August 8, 2006, the Company received $3,000 from its founder for 300,000 shares of its common stock. On March 20, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under. The Company sold 6,900,000 shares of its $0.001 par value common stock at a price of $0.01 per share for $69,000 in cash. During the period ended June 30, 2008, the Company sold 1,024,250 shares of its common stock to 37 idividuals persuant to an SB-2 registration (as amended) dated September 13, 2007.

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


Item 2. Plan of Operation
-------------------------

For the next twelve months our plans include finalizing a location for and beginning development of our fitness center; Vail Health and fitness.

We anticipate spending an additional $15,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations over the next twelve months.

We require additional financing in order to proceed with our business plan and develop our health and fitness center. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.


Results of Operations For Period Ending June 30, 2008
------------------------------------------------------
We did not earn any revenues during the three-month period ending June 30, 2008. During the period ended June 30, 2008, we incurred operating expenses in the amount of $51,427, compared to operating expenses of $6,739 incurred during the same period in 2007. These operating expenses were comprised general and administration costs of $51,427 (2007: $6,739).

The increase in operating expenses during the three months ended June 30, 2008, compared to the three month period ended June 30, 2007, was due to the increase in general and administrative costs.

As of June 30, 2008, the Company had cash of $105,956, and
liabilities  totalling  $0  for working  capital of  $105,956 compared to working capital of $62,194 as of June 30, 2007.

We have not generated any revenue since inception and are dependent upon obtaining additional financing to pursue the development of our health and fitenss center. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. This evaluation was conducted by Michael Klinicki, our chief executive officer and our principal accounting officer.

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


Cienega Creek Holdings Inc.

                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              President, Chief Executive
                                              Officer, and Director
                                              Dated: August 14, 2008



                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              Chief Financial Officer, Secretary
                                              Treasurer, principal accounting
                                              officer and Director
                                              Dated: August 14, 2008