Form 10-Q
period 2008-09-30
Cienega Creek Holdings, Inc.
filed 2008-11-13
CIK 1380706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended September 30, 2008.

                           OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company . See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[x]  Yes    [ ]  No


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] Yes     [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,294,250 Shares of $0.001 par value Common Stock outstanding as of September 30, 2008.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements





                           CIENEGA CREEK HOLDINGS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                September 30, 2008

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




MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS
      ------------------------
          PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders
Cienega Creek Holdings Inc.
(A Development Stage Co.)

We have reviewed the accompanying balance sheet of Cienega Creek Holdings, Inc. of September 30, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month and six-month periods ended September 30, 2008 and 2007, and from inception on August 17, 2006 through September 30, 2008. These interim financial statements are the responsibility of the Corporation's management.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
November 7, 2008



 2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499
 ======================================================================
 Fax: (702)253-7501
 ==================

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             (Stated in US Dollars)



                                                                                September 30,       March 31,
                                                                                   2008               2008
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Audited)
                                                    ------
   Current
       Cash and cash equivalents                                             $        97,656    $         47,795
   Fixed Assets, net                                                                   1,149               1,301
                                                                                ------------        ------------
   Total Assets                                                              $        98,805    $         49,096
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $             -    $              -
Total Liabilities                                                                          -                   -
                                                                                ------------         -----------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Capital stock - Note 4
       75,000,000 shares authorized, $0.001 par value
       8,294,250 shares issued and outstanding                                         8,294               7,200
Additional paid in capital                                                           173,131              64,800
Deficit accumulated during the development stage                                (     82,620)       (     22,904)
                                                                                ------------       -------------
  Total Stockholders' Equity                                                 $        98,805     $        49,096
                                                                                ============       =============

Total Liabilites and Stockholders' Equity                                    $        98,805     $        49,096
                                                                                ============       =============

Nature and Continuance of Operations - Note 1



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                      Three months       Three months      Six months        Six months        August 17, 2006
                                         Ended              Ended            Ended             Ended              (inception)
                                      September 30,      September 30,    September 30,     Semptember 30,   through September 30,
                                          2008               2007             2008              2007                 2008
                                          ----               ----             ----              ----                 ----
Revenues                           $             -    $           -   $             -     $             -     $           -

Expenses
   General and Administrative      $         8,390    $       9,472   $        59,819     $        16,211     $      84,134
                                    --------------       ----------      ------------      --------------        ----------
Loss From Operations                        (8,390)          (9,472)          (59,819)            (16,211)          (84,134)

Other Income(Expense)
   Interest Income                              16              502               103                 999             1,514
                                    --------------       ----------      ------------      --------------        ----------
Net loss for the period            $        (8,374)   $      (8,970)    $     (59,716)    $       (15,212)    $     (82,620)
                                    ==============       ==========      ============      ==============        ==========
Basic loss per share               $    (     0.00)   $  (     0.00)    $  (     0.01)    $    (     0.00)
                                    ==============       ==========      ==============    ==============
Weighted average number of
shares outstanding                       8,294,250        7,200,000         7,929,590           7,200,000
                                    ==============       ==========      ============      ==============







    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                             Six Months            Six Months        August 17, 2006
                                                               Ended                 Ended             (inceptoin)
                                                            September 30,         September 30,    through September 30,
                                                                2008                  2007                2008
                                                                ----                  ----                ----
Operating Activities
   Net loss for the period                              $  (        59,716)  $  (        15,212)   $  (        82,620)

   Adjustments to net loss
     Common stock issued for services                                7,000                    -                 7,000
     Depreciation expense                                              152                   98                   366

                                                           ----------------     ----------------      ----------------
   Net cash provided(Used) by operations                   (        52,564)     (        15,114)      (        75,254)
                                                           ----------------     ----------------      ----------------

Cash From Investing Activity
   Purchase of fixed assets                                               -                   -                (1,515)
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Investing Activites                         -                   -                (1,515)
                                                           ----------------     ----------------      ----------------

Cash From Financing Activities
   Common stock issued for cash                                     102,425                   -               174,425
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Financing Activites                   102,425                   -               174,425
                                                           ----------------     ----------------      ----------------

Net Increase(Decrease) in cash and cash equivalents                 49,861              (15,114)               97,656

Cash, beginning of the period                                       47,795               68,387                     -
                                                           ----------------     ----------------      ----------------
Cash, end of the period                                 $           97,656   $           53,273                97,656
                                                           ================     ================      ================


Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                         $                -   $                -
                                                           ================     ================      ================
       Income Taxes                                     $                -   $                -
                                                           ================     ================      ================


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         for the period August 17, 2006 (Inception) to September 30, 2008
                            (Stated in US Dollars)
                                 (Unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                                Common Shares                     During the
                                                -------------          Paid in   Development
                                              Number     Par Value     Capital      Stage          Total
                                            ---------    ---------     -------      -----          -----
  Balance, August 17, 2006 (Inception)              -            -           -
   Issued for cash:
   Common stock                             7,200,000   $    7,200   $  64,800   $         -   $    72,000

  Net loss for the period from
   inception on August 17, 2006
   through March 31, 2007                           -            -           -   (     2,640)   (    2,640)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, March 31, 2007                   7,200,000        7,200      64,800   (     2,640)       69,360

  Net loss for year
   ended March 31, 2008                             -            -           -   (    20,264)   (   20,264)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, March 31, 2008                   7,200,000        7,200      64,800   (    22,904)       49,096

  Shares issued for cash, $0.10
   per share on June 30, 2008               1,024,250        1,024     101,401             -       102,425

  Shares issued for services, $0.10
   per share on June 12, 2008                  70,000           70       6,930             -         7,000

  Net loss for the six months
   ended September 30, 2008                         -            -           -   (    59,716)   (   59,716)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, September 30, 2008               8,294,250   $    8,294   $ 173,131  $(    82,620)  $    98,805
                                            =========   ==========   =========   ============  ============



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization

              The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is March
              31. The Company is engaged in the business of operating health and fitness centers (gyms). The company has not realized revenue from operations as of September 30, 2008 and accordingly is classified as a development stage compay.


              Condensed Financial Statements

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full years.


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

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) - Page 2
 ----------

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

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) - Page 3
 ----------

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

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) - Page 4
 ----------

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

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited) - Page 5
 ----------

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

 On August 8, 2006, the Company received $3,000 from its founder for 300,000 shares of its common stock. On March 20, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under. The Company sold 6,900,000 shares of its $0.001 par value common stock at a price of $0.01 per share for $69,000 in cash. From February 2008 through June 30, 2008, the Company sold 1,024,250 shares of its common stock to 37 idividuals persuant to an SB-2 registration (as amended) dated September 13, 2007. Our common stock currently trades on the Over-The-Counter Bulletin Board under the symbol CCKH.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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


Results of Operations For Period Ending September 30, 2008
----------------------------------------------------------
We did not earn any revenues during the three-month period ending September 30, 2008. During the period ended September 30, 2008, we incurred operating expenses in the amount of $8,390, compared to operating expenses of $9,472 incurred during the same period in 2007. These operating expenses were comprised general and administration costs of $8,390 (2007: $9,472).

The decrease in operating expenses during the three months ended September 30, 2008, compared to the three month period ended September 30, 2007, was due to the decrease in general and administrative costs.

As of September 30, 2008, the Company had cash of $97,656, and liabilities  totalling  $0  for working  capital of  $98,805 compared to working capital of $53,273 as of September 30, 2007.

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


ITEM 4T. Controls and Procedures.
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. This evaluation was conducted by Michael Klinicki, our chief executive officer and our principal accounting officer.

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

Item 1A. Risk Factors
---------------------
      Set forth below are a number of risks related to our business and our industry that should be considered in light of recent events affecting financial markets and the national economy.

      1. There can be no assurance that recent government actions will help stabilize the U.S. financial system.

     In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

      2. Current levels of market volatility are unprecedented.

      Although many markets have been experiencing volatility and disruption for months, in the past few weeks, the volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.


Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
-----------------------------
None.

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


Cienega Creek Holdings Inc.

                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              President, Chief Executive
                                              Officer, and Director
                                              Dated: November 13, 2008



                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              Chief Financial Officer, Secretary
                                              Treasurer, principal accounting
                                              officer and Director
                                              Dated: November 13, 2008