Form 10-Q
period 2008-12-31
Cienega Creek Holdings, Inc.
filed 2009-02-12
CIK 1380706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended December 31, 2008.

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


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,294,250 Shares of $0.001 par value Common Stock outstanding as of December 31, 2008.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements





                           CIENEGA CREEK HOLDINGS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                December 31, 2008

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------




BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS


-----------------------------------------------------------------------
The accompanying balance sheet of Cienega Creek Holdings, Inc. has been reviewed as of February 6, 2009 by:


Moore & Associates, Chartered
ACCOUNTANTS AND ADVISORS - PCAOB REGISTERED
6490 WEST DESERT INN RD
LAS VEGAS, NEVADA 89146
(702) 253-7499

-----------------------------------------------------------------------

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             (Stated in US Dollars)



                                                                                December 31,        March 31,
                                                                                   2008               2008
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Audited)
                                                    ------
   Current
       Cash and cash equivalents                                             $        76,287    $         47,795
   Fixed Assets, net                                                                   3,870               1,301
                                                                                ------------        ------------
   Total Assets                                                              $        80,157    $         49,096
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $             -    $              -
Total Liabilities                                                                          -                   -
                                                                                ------------         -----------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Capital stock - Note 4
  75,000,000 shares authorized, $0.001 par value
  8,294,250 and 7,200,000 shares issued and outstanding, respectively                  8,294               7,200
Additional paid in capital                                                           173,131              64,800
Deficit accumulated during the development stage                                (    101,268)       (     22,904)
                                                                                ------------       -------------
  Total Stockholders' Equity                                                 $        80,157     $        49,096
                                                                                ============       =============

Total Liabilites and Stockholders' Equity                                    $        80,157     $        49,096
                                                                                ============       =============

Nature and Continuance of Operations - Note 1



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                      Three months       Three months     Nine months       Nine months        August 17, 2006
                                         Ended              Ended            Ended             Ended              (inception)
                                      December 31,       December 31,     December 31,      December 31,     through December 31,
                                          2008               2007             2008              2007                 2008
                                          ----               ----             ----              ----                 ----
Revenues                           $             -    $           -   $             -     $             -     $           -

Expenses
   General and Administrative      $        18,696    $       1,889   $        78,515     $        17,968     $     102,830
                                    --------------       ----------      ------------      --------------        ----------
Loss From Operations                       (18,696)          (1,889)          (78,515)            (17,968)         (102,830)

Other Income(Expense)
   Interest Income                              48              498               151               1,479             1,562
                                    --------------       ----------      ------------      --------------        ----------
Net loss for the period            $       (18,648)   $      (1,391)    $     (78,364)    $       (16,489)    $    (101,268)
                                    ==============       ==========      ============      ==============        ==========
Basic loss per share               $    (     0.00)   $  (     0.00)    $  (     0.01)    $    (     0.00)
                                    ==============       ==========      ==============    ==============
Weighted average number of
shares outstanding                       8,294,250        7,200,000         7,929,590           7,200,000
                                    ==============       ==========      ============      ==============







    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                             Nine Months           Nine Months        August 17, 2006
                                                               Ended                  Ended             (inceptoin)
                                                            December 31,          December 31,    through December 31,
                                                                2008                  2007                2008
                                                                ----                  ----                ----
Operating Activities
   Net loss for the period                              $          (78,364)  $          (16,489)   $         (101,268)

   Adjustments to net loss
     Common stock issued for services                                7,000                    -                 7,000
     Depreciation expense                                              364                   99                   578

                                                           ----------------     ----------------      ----------------
   Net cash provided(Used) by operations                           (71,000)             (16,390)              (93,690)
                                                           ----------------     ----------------      ----------------

Cash From Investing Activity
   Purchase of fixed assets                                         (2,933)                (526)               (4,448)
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Investing Activites                   (2,933)                (526)               (4,448)
                                                           ----------------     ----------------      ----------------

Cash From Financing Activities
   Common stock issued for cash                                     102,425                   -               174,425
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Financing Activites                   102,425                   -               174,425
                                                           ----------------     ----------------      ----------------

Net Increase(Decrease) in cash and cash equivalents                 28,492              (16,916)               76,287

Cash, beginning of the period                                       47,795               68,387                     -
                                                           ----------------     ----------------      ----------------
Cash, end of the period                                 $           76,287   $           51,471                76,287
                                                           ================     ================      ================


Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                         $                -   $                -
                                                           ================     ================      ================
       Income Taxes                                     $                -   $                -
                                                           ================     ================      ================


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         for the period August 17, 2006 (Inception) to December 31, 2008
                            (Stated in US Dollars)
                                 (Unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                                Common Shares                     During the
                                                -------------          Paid in   Development
                                              Number     Par Value     Capital      Stage          Total
                                            ---------    ---------     -------      -----          -----
  Balance, August 17, 2006 (Inception)              -            -           -
   Issued for cash:
   Common stock                             7,200,000   $    7,200   $  64,800   $         -   $    72,000

  Net loss for the period from
   inception on August 17, 2006
   through March 31, 2007                           -            -           -   (     2,640)   (    2,640)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, March 31, 2007                   7,200,000        7,200      64,800   (     2,640)       69,360

  Net loss for year
   ended March 31, 2008                             -            -           -   (    20,264)   (   20,264)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, March 31, 2008                   7,200,000        7,200      64,800   (    22,904)       49,096

  Shares issued for cash, $0.10
   per share on June 30, 2008               1,024,250        1,024     101,401             -       102,425

  Shares issued for services, $0.10
   per share on June 12, 2008                  70,000           70       6,930             -         7,000

  Net loss for the nine months
   ended December 31, 2008                          -            -           -   (    78,364)   (   78,364)
                                            ---------   ----------   ---------   ------------  ------------
  Balance, December 31, 2008                8,294,250   $    8,294   $ 173,131  $(   101,268)  $    80,157
                                            =========   ==========   =========   ============  ============



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               December 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization

              The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is March
              31. The Company is engaged in the business of operating health and fitness centers (gyms). The company has not realized revenue from operations as of December 31, 2008 and accordingly is classified as a development stage compay.


              Condensed Financial Statements

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements. The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full years.


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

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited) - Page 2
 ----------

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

              Use of Estimates
              ----------------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited) - Page 3
 ----------

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

              Recent Accounting Pronouncements
              --------------------------------

              In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited) - Page 4
 ----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2008
(Stated in US Dollars)
(Unaudited) - Page 5
 ----------

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


Results of Operations For Period Ending December 31, 2008
----------------------------------------------------------
We did not earn any revenues during the three-month period ending December 31, 2008. During the period ended December 31, 2008, we incurred operating expenses in the amount of $18,696, compared to operating expenses of $1,889 incurred during the same period in 2007. These operating expenses were comprised general and administrative costs of $18,696 (2007: $1,889).

The increase in operating expenses during the three months ended December 31, 2008, compared to the three month period ended December 31, 2007, was due to the increase in general and administrative costs.

As of December 31, 2008, the Company had cash of $76,287, and liabilities  totalling  $0  for working  capital of  $76,287 compared to working capital of $51,471 as of December 31, 2007.

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


ITEM 4T. Controls and Procedures.
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. This evaluation was conducted by Michael Klinicki, our chief executive officer and our principal accounting officer.

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


Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
-----------------------------
None.

Item 3. Defaults Upon Senior Securities
---------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None.

Item 5. Other Information
-------------------------
On December 4, 2008 the company's Board of Directors met and approved an annual compensation package for our President, Michael Klinicki. The Board approved a salary of $50,000 for each calendar year beginning January 2009. The board also approved a one-time issuance of our common stock to our president, Michael Klinicki, for having obtained certain milestones. Pursuant to the Board's actions, Mr. Klinicki will receive 1,000,000 restricted shares of our common stock on or about January 1, 2009.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------
 10.1     Employment agreement dated December 4, 2008

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


Cienega Creek Holdings Inc.

                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              President, Chief Executive
                                              Officer, and Director
                                              Dated: February 12, 2009



                                              /s/ Michael A. Klinicki
                                              ---------------------------
                                              Michael A. Klinicki
                                              Chief Financial Officer, Secretary
                                              Treasurer, principal accounting
                                              officer and Director
                                              Dated: February 12, 2009