Form 10-K
period 2009-03-31
Cienega Creek Holdings, Inc.
filed 2009-06-02
CIK 1380706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    for the fiscal year ended March 31, 2009


|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________


                       Commission file number: 333-144508

                            CIENEGA CREEK HOLDINGS, INC.
                 ----------------------------------------------
                (Exact Name of Registrant as specified in its charter)

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

         Issuer's telephone number, including area code: (520) 275-8129

       Securities registered under Section 12(b) of the Exchange Act:
Title of each class               Name of each exchange on which registered
-------------------               -----------------------------------------
Common Stock $0.001 Par Value     OTC Bulletin Board

       Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

    Large accelerated filer   [ ]
    Accelerated filer         [ ]
    Non-accelerated filer     [ ](Do not check if a smaller reporting company)
    Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second quarter.

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $347,100 at June 2, 2009, computed at the closing quotation for the Registrant's common stock of $0.39.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years. Not applicable.

Outstanding Shares
At June 2, 2009 there were 2,294,250 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference
None

                                     PART I

Cautionary Notice Regarding Forward Looking Statements

      Cienega Creek Holdings Inc. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Item 1.  Description of Business.

Business Development

      Cienega Creek Holdings Inc. (referred to herein as "we" or the "Company") was incorporated in the State of Nevada on August 17, 2006. Our fiscal year end is March 31. The Company is engaged in the computer software business. The
The company has not realized revenue from operations as of March 31, 2009 and accordingly is classified as a development stage company.

      The company has not generated any revenue to date and has limited resources. As a result, the company is pursuing business activities in areas outside of the computer software industry. In addition to business development, Management's plans include acquiring, merging or otherwise combining with an operating company. Management is currently seeking an entity with which to affiliate. Management's main objective is to seek to increase shareholder value. All viable alternatives will be evaluated, including, but not limited to: investments, mergers, purchases, or the offering of Company securities, etc. Alternatives that provide the existing shareholders with the greatest potential benefit will be favored. In connection with a business combination, it is possible that shares of common stock constituting control of us may be purchased from our current principal shareholders ("insiders") by the acquiring entity or its affiliates.

      Simultaneous with our plan to acquire, merge or otherwise combine with an operating company we plan to focus on software development, sales, and support. We will generate revenue through the sale of custom and packaged software solutions. Our software products will be developed by our employees and contracted employees. We will market our products directly to corporate and government customers.

Our Business Operations

      For the next twelve months our plans include designing and developing a single software package and selling the software directly to corporate and government customers. Our initial product will focus on cross-platform document creation with bi-directional database updating. This product will allow customers an easy way to generate standard business documents while simultaneously updating their organization's existing database.

Employees

      Michael A. Klinicki is a director and the Chief Executive Officer, President and Chief Financial Officer of our Company.

REPORTS TO SECURITY HOLDERS

     The Company files with the SEC an annual report on Form 10-K, quarterly reports on Form 10-Q, and information reports on Form 8-K and other reports as required by law. The investing public may read and copy any materials the company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as ourselves, that file electronically with the SEC at (http://www.sec.gov.)

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide risk factors.


ITEM 2.  Properties.

      Our president, Michael Klinicki, is providing office space for the duration of our development stage. The office space is located in the residence of Mr. Klinicki. The office space consists of a single room with approximately 150 square feet and a telephone. Mr. Klinicki has agreed to the use of his residence until such time as we require additional office space.
We intend to relocate our offices upon initial sales of our software.
There are no formal written or implied agreements to pay rent for our office space at this time.


ITEM 3.  Legal Proceedings.

     In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of March 31, 2009 there were no claims asserted or threatened against the Company.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

                                   PART II


ITEM 5. Market for Registrant's Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.


     The Company's common shares trade on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CCKH.OB". The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for those shares. Such prices reflect inter dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions.


--------------------------------------------------------------------------------

                                    2008                       2007

                         High Close    Low Close      High Close  Low Close

1st  Quarter                N/A           N/A             N/A       N/A
2nd  Quarter                .95           .10             N/A       N/A
3rd  Quarter                .90           .15             N/A       N/A
4th  Quarter                .45           .17             N/A       N/A




Shareholders

     As of March 31, 2009, the Company had 45 record holders of its Common Stock as reflected on the books of the Company's transfer agent.


Dividends

     The Company had not paid any dividends on its Common Stock and the Board of Directors of the Company presently intends not to declare dividends, but to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future on the Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.


Securities authorized for issuance under equity compensation plans.

                              (a)                    (b)                   (c)
Plan Category         Number of Securities      Weighted-average     Number of Securities
                      to be issued upon         prices of out-       available for future
                      exercise of outstand-     standing options,    issuance under
                      ing options, warrants,    warrants and         equity compensation
                      and rights.               rights.              plans. (Excluding (a))

Equity compensation           0                      N/A                 9,000,000
plans approved by
security holders

Equity compensation           0                      N/A                     0
plans not approved
by security holders

Total                         0                      N/A                 9,000,000


Description of Securities

     Common Stock

     The authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $.001 per share, of which 2,294,250 were outstanding as of March 31, 2009. Holders of common stock are entitled to one vote per share.

     Preferred Stock

     None

ITEM 6. Selected Financial Data.

Not required for smaller reporting issuers.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Management's Discussion and Analysis:

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-K for the year ended March 31, 2009. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The information set forth and discussed below for the years ended March 31, 2009 and March 31, 2008 was derived from the consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

2009 VERSUS 2008

     Operating costs for the year ended March 31, 2009 of $137,691 increased $116,016 over those of $21,675 for the year ended March 31, 2008 due primarily to: an increase in salary expenses of $50,000 in 2009 versus $0 in 2008 due to new employment contract(s), an increase in stock transfer fees of $12,885 in 2009 versus $0 in 2008 due to initiation of services, an increase in outsourcing fees for financial report preparation, filing and website management of $42,850 in 2009 versus $3,175 in 2008 due to addition of services, an increase in audit and accounting fees of $9,100 in 2009 versus $5,392 in 2008, and an increase in travel and meals and entertainment expense of $6,573 in 2009 versus $2,300 in 2008 due to increased incidences of off-site due diligence and increased efforts to find suitable merger candidates.

     Interest income declined $1,300 in 2009 versus 2008 due to lesser amounts invested.

Liquidity and Capital Resources:

     At its current level of operations, the Company will need to begin profitable operations and or raise additional capital during the next fiscal year.

     As of March 31, 2009, there were no outstanding loans on the Company's books and we had liabilities of $0.


CURRENT PLAN OF OPERATIONS

     Management's plans are to focus on software development, sales, and support. We intend to generate revenue through the sale of custom and packaged software solutions. Our software products will be developed by our employees and contracted employees. We will market our products directly to corporate and government customers. Our plans include designing and developing a single software package and selling the software directly to corporate and government customers. Our initial product will focus on cross-platform document creation with bi-directional database updating. This product will allow customers an easy way to generate standard business documents while simultaneously updating their organization's existing database.

     Management also intends to acquire, merge or otherwise combine with an operating company. Management is currently seeking an entity with which to affiliate. The Company is free to seek alternative businesses in its existing or other industries. Management's main objective is to seek to increase shareholder value. All viable alternatives will be evaluated, including, but not limited to: investments, mergers, purchases, or the offering of Company securities, etc. Alternatives that provide existing shareholders with the greatest potential benefit will be favored. In connection with a business combination, it is possible that shares of common stock constituting control of us may be purchased from our current principal shareholders ("insiders") by the acquiring entity or its affiliates.

    As of the date of this report, management had carefully evaluated several potential affiliation candidates. To date, no formal or informal agreement has been reached with respect to any potential candidate, although some evaluations are currently still in progress.

    Management encourages its shareholders to communicate directly with the Company for its typical investor relations, including address changes and for general corporate information by calling or writing to the Company at its administrative offices or by posting a message to info@cienegacreekholdings.com. Management also encourages shareholders to keep their address current with the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This annual report includes forward looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected", or similar words. All statements, other than statements of historical fact included in this section, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financing; rapid technological change; inability to attract and retain key personnel; the potential for significant fluctuations in operating results; the loss of a major customer; and the potential volatility of the Company's common stock.


ITEM 7A. Quantitative and Qualitative disclosure about Market Risk.

Not required for smaller reporting companies.


ITEM 8. Financial statements and Supplementary Data

     The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cienega Creek Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Cienega Creek Holdings, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and from inception on August 17, 2006 through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cienega Creek Holdings, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and from inception on August 17, 2006 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $160,484 as of March 31, 2009, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 28, 2009

                 6490 West Desert Inn Road, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             March 31, 2009 and 2008
                             (Stated in US Dollars)

                                                           2009         2008
                                     ASSETS

Current
   Cash and cash equivalents                             $ 11,321       47,795
                                                         --------     --------
      Total Current Assets                                 11,321       47,795
                                                         --------     --------
Equipment, net                                              3,620        1,301
                                                         --------     --------
TOTAL ASSETS                                             $ 14,941       49,096
                                                         ========     ========

                                   LIABILITIES

Current
   Accounts payable and accrued liabilities              $      -            -
                                                         --------     --------
TOTAL CURRENT LIABILITIES                                       -            -
                                                         --------     --------

                            STOCKHOLDERS' EQUITY

Capital stock
   Common: 75,000,000 shares authorized, $0.001 par value,
   2,294,250 and 7,200,000 shares issued and
   outstanding, respectively                                2,294        7,200
Additional paid in capital                                173,131       64,800
Deficit accumulated during the development stage         (160,484)     (22,904)
                                                         --------     --------
  Total Stockholders' Equity                               14,941       49,096
                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 14,941     $ 49,096
                                                         ========     ========


    The accompanying notes are an integral part of these financial statements

                            CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)

                                                                                      August 17,
                                                     Year              Year              2006
                                                    Ended             Ended          (inception)
                                                  March 31,         to March 31,      to March 31,
                                                     2009              2008              2009
                                                 -------------     -------------     -------------
Revenues                                         $           -                 -                 -

Operating Expenses
   Depreciation                                            402                                 402
   General and Administrative                          137,289            21,675           161,604
                                                 -------------     -------------     -------------
     Total Operating Expenses                          137,691            21,675           162,006
                                                 -------------     -------------     -------------
Income (Loss) From Operations                         (137,691)          (21,675)         (162,006)
                                                 -------------     -------------     -------------

Other Expenses
   Interest income                                         111             1,411             1,522
                                                 -------------     -------------     -------------
     Total Other Expenses                                  111             1,411             1,522

NET LOSS FOR THE PERIOD                          $    (137,580)    $     (20,264)    $    (160,484)
                                                 =============     =============     =============

Basic loss per share                             $       (0.02)    $       (0.00)
                                                 =============     =============

Weighted average number of shares outstanding        7,885,163         7,200,000
                                                 =============     =============

    The accompanying notes are an integral part of these financial statements

                            CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)

                                                                                            August 17,
                                                          Year              Year              2006
                                                         Ended             Ended           (inception)
                                                        March 31,        to March 31,      to March 31,
                                                          2009              2008              2009
                                                      -------------     -------------     -------------
Cash Flows From
 Operating Activities
   Net loss for the period                            $    (137,580)    $     (20,264)    $    (160,484)

   Adjustments to Reconcile Net Loss to Net
   Cash used by Operating Activities:
     Common stock issued for services                         8,000                               8,000
     Depreciation and amortization                              402               198               616
                                                      -------------     -------------     -------------
  Net Cash Used by Operating Activities                    (129,178)          (20,066)         (151,868)
                                                      -------------     -------------     -------------

Cash Flows From
 Investing Activity
   Purchase of fixed assets                                  (2,721)             (526)           (4,236)
                                                      -------------     -------------     -------------
  Net Cash Used by Investing Activities                      (2,721)             (526)           (4,236)
                                                      -------------     -------------     -------------

Cash Flows From
 Financing Activities
   Common stock repurchased and retired                      (7,000)                -            (7,000)
   Issuance of common stock for cash                        102,425                 -           174,425
                                                      -------------     -------------     -------------
  Net Cash Provided by Financing Activities                  95,425                 -           167,425
                                                      -------------     -------------     -------------

Net Increase(Decrease) in Cash                              (36,474)          (20,592)           11,321

Cash, beginning of the period                                47,795            68,387                 -
                                                      -------------     -------------     -------------
Cash, end of the period                               $      11,321     $      47,795     $      11,321
                                                      =============     =============     =============

Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                       $           -     $           -     $           -
                                                      =============     =============     =============
       Income Taxes                                   $           -     $           -     $           -
                                                      =============     =============     =============

    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY for
           the period August 17, 2006 (Inception) to March 31, 2009
                             (Stated in US Dollars)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common Shares                           Common         During the
                                                  -------------           Paid in         Shares        Development
                                              Number      Par Value       Capital      Subscription        Stage          Total
                                             ---------   ------------   ------------   ------------    ------------    ------------

Balance, August 17, 2006 (Inception)                --   $         --   $         --   $         --    $         --    $         --

Common stock issued for cash, $0.01
 per share on June 30, 2007                  7,200,000          7,200         64,800             --              --          72,000

Net loss for the period
inception through March 31, 2007                    --             --             --             --          (2,640)         (2,640)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2007                      7,200,000          7,200         64,800             --          (2,640)         69,360

Net loss for the year
 ended March 31, 2008                               --             --             --             --         (20,264)        (20,264)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2008                      7,200,000   $      7,200   $     64,800   $         --    $    (22,904)   $     49,096

Common shares issued for services, $0.10
 per share on June 12, 2008                     70,000             70          6,930             --              --           7,000

Common shares issued for cash, $0.10
 per share on June 30, 2008                  1,024,250          1,024        101,401             --              --         102,425

Common shares issued for service, $0.001
 per share on January 1, 2009                1,000,000          1,000             --             --                           1,000

Common shares repurchased and retired,
 $0.001 per share on March 11, 2009         (7,000,000)        (7,000)            --             --              --          (7,000)

Net loss for the year
 ended March 31, 2009                               --             --             --             --        (137,580)       (137,580)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2009                      2,294,250   $      2,294   $    173,131   $         --    $   (160,484)   $     14,941
                                             =========   ============   ============   ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 2009 AND 2008


1.   Summary of Significant Accounting Policies

     Nature of Business
Cienega Creek Holdings, Inc. (the Company) was incorporated in the State of Nevada on August 17, 2006. The Company is engaged in the computer software business. The Company has not realized revenues from operations as of March 31, 2009 and accordingly is classified as a development stage company.

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

     Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2009 and 2008.

                          (Loss)           Shares        Basic (Loss) Per Share
                          (Numerator)   (Denominator)            Amount

March 31, 2009             $ (137,580)     7,885,163            $ (0.02)
March 31, 2008             $  (20,264)     7,200,000            $ (0.00)

     Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

     Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the years ended March 31, 2009 and 2008.


CIENEGA CREEK HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (Continued)

1.   Summary of Significant Accounting Policies (Continued)

     Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company has incurred advertising expense of $1,856 and $1,079 during the years ended March 31, 2009 and 2008, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                                     March 31,
                                               2009              2008
                                           ----------      ------------
    Income tax expense at statutory rate   $ (53,656)      $    (7,903)

    Valuation allowance                       53,656             7,903
                                           ----------      ------------
    Income tax expense per books           $      -0-      $        -0-
                                           ==========      ============


Net deferred tax assets consist of the following components as of:

                                                     March 31,
                                               2009              2008
                                           ----------      ------------
NOL Carryover                              $  62,589       $     8,933
Valuation allowance                          (62,589)           (8,933)
                                           ----------      ------------

Net deferred tax asset                     $      -0-      $        -0-
                                           ==========      ============


CIENEGA CREEK HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (Continued)

1.   Summary of Significant Accounting Policies (Continued)

     Income Taxes (Continued)
The Company has a net operating loss carryover of $160,484 as of March 31, 2009 which expires in 2029. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

     Stock-based compensation.
As of March 31, 2009, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

     Property and Equipment
The Company's property and equipment is composed of computer equipment. The Company depreciates its computer equipment over the estimated life of 5 years using the straight line method.


CIENEGA CREEK HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (Continued)

1.   Summary of Significant Accounting Policies (Continued)

     Recent Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.


CIENEGA CREEK HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (Continued)

1    Summary of Significant Accounting Policies  (Continued)

     Recent Accounting Pronouncements (Continued)
This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107
(SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.


CIENEGA CREEK HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (Continued)

1    Summary of Significant Accounting Policies (Continued)

     Recent Accounting Pronouncements (Continued)
The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.' This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.


CIENEGA CREEK HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (Continued)

1    Summary of Significant Accounting Policies (Continued)

     Recent Accounting Pronouncements (Continued)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

     Revenue Recognition
The Company will determine its revenue recognition policies upon commencement of principle operations.


CIENEGA CREEK HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (Continued)

2.   COMMON STOCK
On August 8, 2006, the Company received $3,000 from its founder for 300,000 shares of its common stock. On March 20, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under. The Company issued 6,900,000 shares of its $0.001 par value common stock at a price of $0.01 per share for $69,000 in cash.

During the fiscal year ended March 31, 2009, the Company issued 1,024,250 shares of its common stock for $102,424. On June 12, 2008, 70,000 shares of common stock were issued for service valued at $7,000 and on January 1, 2009 the Company issued an additional 1,000,000 shares of common stock were issued for services to its President for having met certain Company milestones valued at $1,000. On March 11, 2009, the Company purchased and subsequently retired 7,000,000 shares of its common stock .The shares were purchased from the estate of one of the Company's deceased directors.


3.   GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $160,484 as of March 31, 2009. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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


CIENEGA CREEK HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (Continued)

4.   EQUIPMENT

Property and equipment are stated at cost. Depreciation expense for the years ended March 31, 2009 and 2008 amounted to $198 and $16, respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of March 31, 2009 and 2008 equipment consisted of the following:

                                             2009                 2008
                                           -------              -------
        Equipment                          $4,236               $1,515
        Accumulated depreciation            (616)                 (214)
                                           -------              -------
        Total                              $3,260               $1,301
                                           =======              =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

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

     At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

     There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 9B. Other Information.
     None.

                                    PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.


      The following table sets forth information at June 2, 2009 with respect to our current directors, executive officers and significant employees:

           Name                      Age          Position
           ----                      ---          --------

           Michael A. Klinicki       44           Chief Executive Officer,
                                                  President, Chief Financial
                                                  Officer, Secretary, Director

           Daniel J. Cavazos         43           Director

     The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended March 31, 2009 there was one meeting of the Board of Directors, at which all Board members were in attendance.

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

Daniel J. Cavazos, Director

Mr. Cavazos was appointed to the Board of Directors on August 15, 2008.
Mr. Cavazos is a retail industry veteran with more than 20 years of experience. His experience includes division sales manager for an international importer of beverages, multi-management positions for Macy's department stores, more than 10 years as a regional consultant to 7-Eleven Corporation, and 10 years as a 7-Eleven franchisee in a high-end market with annual sales of more than $1 million per store. Mr. Cavazos holds a bachelors degree in business and psychology from California State University, Chico.


Involvement in certain legal proceedings by Officers and Directors
     None.


Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

     The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended March 31, 2009


Audit committee and Financial Expert

     The Company does not have a formal Audit committee. All members of the Board of Directors serve the functions of the audit committee, with Michael
A. Klinicki, President, CEO and CFO serving as its Chairman. Although none of our board members are a "Financial expert" within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, all Board members are financially literate. The Board members, functioning also as audit committee members, have:

     1) reviewed and discussed the audited financial statements with management,

     2) discussed with the independent auditors the matters required to be discussed by SAS 61,

     3) received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and discussed with the independent accountant the independent accountant's independence, and

     4) recommended that the audited financial statements be included in the company's annual report 10-K.

     The Board members performing the function of the audit committee are, Michael A. Klinicki and Daniel J. Cavazos.

Code of Ethics

     The Board of Directors has not yet adopted a Code of Ethics for its CEO and CFO because it believes the design of, and compliance with, its controls and procedures are sufficiently complete to mitigate such risks at its current level of operations given the company is currently a Development Stage Company with no operations. The Board of Directors maintains all approval authority over significant transactions; use or commitment of company resources; and the incurrence of debt or equity, etc.

Item 11. Executive Compensation.

      The following table shows the compensation of our executive officers for the fiscal years ended March 31, 2009 and March 31, 2008:

                           Summary Compensation Table

                                                                       Long-Term Compensation
                                                                       ----------------------
                                         Annual Compensation                   Awards
                                    ---------------------------------------------------------
            Name and                                                        Restricted               All Other
       Principal Position                Year           Salary ($)             Stock               Compensation
-----------------------------------------------------------------------------------------------------------------
Michael Klinicki,
  President, Chief  Executive            2009         $50,000                  $1,000                    -0-
  Officer, Chief Financial Officer,      2008             -0-                     -0-                    -0-
  Secretary, Treasurer, Director

Daniel J. Cavazos
  Director                               2009             -0-                     -0-                    -0-
                                         2008             -0-                     -0-                    -0-





Option Grants in the Last Two Fiscal Years.

      As shown in the below table, during fiscal year ended March 31, 2009, and March 31, 2008 we have not granted stock options to our named executive officers, as follows:

                    Option Grants in Fiscal Year 2009 and 2009

                                                                        % of Total
                                                      No. of             Options
                                                    Securities          Granted to
                                                    Underlying          Employees
                                                      Options           in Fiscal         Exercise         Expiration
Name                               Year             Granted (1)            Year            Price              Date
-----------------              -----------          -----------         -----------       --------         ----------
Michael A. Klinicki              2009                  None                None             None              None
                                 2008                  None                None             None              None

Daniel J. Cavazos                2009                  None                None             None              None
                                 2008                  None                None             None              None



Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      During our fiscal year ended March 31, 2009, none of our named executive officers or directors exercised any options to purchase shares of Common Stock. The following table sets forth, for each of our named executive officers and directors, the number and value of vested and unvested options held as of March 31, 2009 and the value of any in-the-money stock options, vested and unvested, as of such date.

                                      No. of Securities                 Value of Unexercised In-The-Money Options
Name                              Underlying Options Granted                       at March 31, 2009 (1)
-----------------             ------------------------------            -----------------------------------------

                              Exercisable          Unexercisable          Exercisable             Unexercisable
                              -----------          -------------          -----------             -------------

Michael A. Klinicki               None                 None                  None                     None


Daniel J. Cavazos                 None                 None                  None                     None



Director Compensation.

      Directors of our Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      As of June 2, 2009, we had 2,294,250 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

        Name and Address              Amount and Nature of            Percent of
    of Beneficial Owner (1)         Beneficial Ownership (2)     Outstanding Shares (3)
--------------------------------    ------------------------     ----------------------
Michael A. Klinicki                         1,299,000                   56.6 %

Daniel J. Cavazos                             100,000                    4.3 %

All Officers & Directors as
a Group (3 persons)                         1,399,000                   60.9 %

----------
      (*) Less than 1%

      (1) Unless otherwise indicated, the address of each beneficial owner reported above is c/o Cienega Creek Holdings Inc., 9181 S Antler Crest Dr., Vail, AZ 85641.

      (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from June 2, 2009. Each beneficial owner's percentage is determined by assuming that options that are held by such person (but not any other person), and which are exercisable within 60 days from June 2, 2009, have been exercised.

      (3) Based on 2,294,250 shares of our common stock outstanding.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

     None.


ITEM 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered for the Company by Moore & Associates Chartered for the years ended March 31, 2009 and 2008 are set forth below.


                              YEAR 2009 YEAR 2008

AUDIT FEES                    $   7,000 $   4,300
AUDIT-RELATED FEES            $       0 $       0
TAX FEES                      $       0 $       0
ALL OTHER FEES                $       0 $       0
                              --------- ---------
TOTAL                         $   7,000 $   4,300
                              ========= =========


     Audit Fees for the fiscal years ended March 31, 2009 and 2008 were for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements. Amounts included are for the respective year's audit work.

     Audit-Related Fees as of the years ended March 31, 2009 and 2008 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

     Tax Fees as of the years ended March 31, 2009 and 2008 were for professional services related to tax compliance, tax authority audit support and tax planning. Amounts are included in the year billed.

     As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 (c) (7) (i) (C) under Regulation S-X.

                                    PART IV


Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements.
    See our audited financial statements for the year ended March 31, 2009, contained in Part II, Item 8, above, which are incorporated by reference.

(a)(3) Exhibits:

      Documents filed as part of this Annual Report:

      Exhibit Nos.   Description of Exhibit
      ------------   ----------------------

      31.1           Certification of Chief Executive Officer pursuant to
                     section 302 of the Sarbanes-Oxley act of 2002.

      31.2           Certification of Chief Financial Officer pursuant to
                     section 302 of the Sarbanes-Oxley act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CIENEGA CREEK HOLDINGS INC.


Date: June 2, 2009            By:  /s/ Michael A. Klinicki
                                   ---------------------------------------
                                   Michael A. Klinicki, Chief Executive Officer
                                                        Chief Financial Officer



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    CIENEGA CREEK HOLDINGS INC.


Date: June 2, 2009            By:  /s/ Michael A. Klinicki
                                   ---------------------------------------
                                   Michael A. Klinicki, Chief Executive Officer
                                                        Chief Financial Officer

Date: June 2, 2009            By:  /s/ Daniel J. Cavazos
                                   ---------------------------------------
                                   Daniel J. Cavazos, Director