Form 10-Q
period 2009-06-30
Cienega Creek Holdings, Inc.
filed 2009-08-07
CIK 1380706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended June 30, 2009.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corportate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company . See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,294,250 Shares of $0.001 par value Common Stock outstanding as of June 30, 2009.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements





                           CIENEGA CREEK HOLDINGS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2009

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

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS


-----------------------------------------------------------------------

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             (Stated in US Dollars)



                                                                                 June 30,           March 31,
                                                                                   2009               2009
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Audited)
                                                    ------
   Current
       Cash and cash equivalents                                             $         2,762    $         11,321
   Fixed Assets, net                                                                   3,469               3,620
                                                                                ------------        ------------
   Total Assets                                                              $         6,231    $         14,941
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $             -    $              -
Total Liabilities                                                                          -                   -
                                                                                ------------         -----------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Capital stock - Note 4
  75,000,000 shares authorized, $0.001 par value
  2,294,250 issued and outstanding, respectively                                       2,294               2,294
Additional paid in capital                                                           173,131             173,131
Deficit accumulated during the development stage                                (    169,194)       (    160,484)
                                                                                ------------       -------------
  Total Stockholders' Equity                                                 $         6,231     $        14,941
                                                                                ============       =============

Total Liabilites and Stockholders' Equity                                    $         6,231     $        14,941
                                                                                ============       =============

Nature and Continuance of Operations - Note 1



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                      Three months       Three months       August 17, 2006
                                         Ended              Ended             (inception)
                                        June 30,           JUne 30,       through June 30,
                                          2009               2008              2009
                                          ----               ----              ----
Revenues                           $             -    $           -   $              -

Expenses
   Depreciation                                151                -                553
   General and Administrative      $         8,564    $      51,427   $        170,168
                                    --------------       ----------         ----------
Loss From Operations                        (8,715)         (51,427)          (170,721)

Other Income(Expense)
   Interest Income                               5               87              1,527
                                    --------------       ----------         ----------
Net loss for the period            $        (8,710)   $     (51,340)  $       (169,194)
                                    ==============       ==========         ==========
Basic loss per share               $    (     0.00)   $  (     0.01)
                                    ==============       ==========
Weighted average number of
shares outstanding                       2,294,250        7,747,125
                                    ==============       ==========







    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                             Three Months         Three Months         August 17, 2006
                                                               Ended                 Ended               (inceptoin)
                                                              June 30,             June 30,          through March 31,
                                                                2009                 2008                   2009
                                                                ----                 ----                   ----
Operating Activities
   Net loss for the period                              $           (8,710)  $          (51,340)   $         (169,194)

   Adjustments to net loss
     Common stock issued for services                                    -                7,000                 8,000
     Depreciation and amortization expense                             151                   76                   767

                                                           ----------------     ----------------      ----------------
   Net cash provided(Used) by operations                            (8,559)             (44,264)             (160,427)
                                                           ----------------     ----------------      ----------------

Cash From Investing Activity
   Purchase of fixed assets                                              -                    -                (4,236)
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Investing Activites                        -                    -                (4,236)
                                                           ----------------     ----------------      ----------------

Cash From Financing Activities
   Common stock repurchased and retired                                                                        (7,000)
   Common stock issued for cash                                          -              102,425               174,425
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Financing Activites                        -              102,425               167,425
                                                           ----------------     ----------------      ----------------

Net Increase(Decrease) in cash and cash equivalents                 (8,559)             (58,161)                2,762

Cash, beginning of the period                                       11,321               47,795                     -
                                                           ----------------     ----------------      ----------------
Cash, end of the period                                 $            2,762   $          105,956                 2,762
                                                           ================     ================      ================


Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                         $                -   $                -
                                                           ================     ================      ================
       Income Taxes                                     $                -   $                -
                                                           ================     ================      ================


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         for the period August 17, 2006 (Inception) to June 30, 2009
                            (Stated in US Dollars)
                                 (Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common Shares                           Common         During the
                                                  -------------           Paid in         Shares        Development
                                              Number      Par Value       Capital      Subscription        Stage          Total
                                             ---------   ------------   ------------   ------------    ------------    ------------

Balance, August 17, 2006 (Inception)                --   $         --   $         --   $         --    $         --    $         --

Common stock issued for cash, $0.01
 per share on June 30, 2007                  7,200,000          7,200         64,800             --              --          72,000

Net loss for the period
inception through March 31, 2007                    --             --             --             --          (2,640)         (2,640)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2007                      7,200,000          7,200         64,800             --          (2,640)         69,360

Net loss for the year
 ended March 31, 2008                               --             --             --             --         (20,264)        (20,264)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2008                      7,200,000   $      7,200   $     64,800   $         --    $    (22,904)   $     49,096

Common shares issued for services, $0.10
 per share on June 12, 2008                     70,000             70          6,930             --              --           7,000

Common shares issued for cash, $0.10
 per share on June 30, 2008                  1,024,250          1,024        101,401             --              --         102,425

Common shares issued for service, $0.001
 per share on January 1, 2009                1,000,000          1,000             --             --                           1,000

Common shares repurchased and retired,
 $0.001 per share on March 11, 2009         (7,000,000)        (7,000)            --             --              --          (7,000)

Net loss for the year
 ended March 31, 2009                               --             --             --             --        (137,580)       (137,580)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2009                      2,294,250   $      2,294   $    173,131   $         --    $   (160,484)   $     14,941

Net loss for three months
 ended June 30, 2009 (Unaudited)                     -              -              -             --          (8,710)         (8,710)

Balance, June 30, 2009 (Unaudited)           2,294,250   $      2,294   $    173,131             --    $   (169,194)          6,231
                                             =========   ============   ============   ============    ============    ============



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                        June 30, 2009 and March 31, 2009
                             (Stated in US Dollars)
                                   (Unaudited)



Note 1        Condensed Financial Statements

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements. The results of operations for the period ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.


 Note 2       Going concern

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

              In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include of investing in and developing all types of businesses related to the information technology industry.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) - Page 2
 ----------

Note 3        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited) - Page 3
 ----------

Note 3  Summary of Significant Accounting Policies - (cont'd)
        ------------------------------------------

        Recent Accounting Pronouncements
        --------------------------------
        In May 2009, the FASB issued FAS 165, "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's financial condition or results of operation.

        In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company's results of operations, financial condition or cash flows.

        In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R) ". FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company's results of operations, financial condition or cash flows.

        In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company's results of operations, financial condition or cash flows.

Forward-Looking Statements
--------------------------
This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview of Our Business

      Cienega Creek Holdings Inc. (referred to herein as "we" or the "Company") was incorporated in the State of Nevada on August 17, 2006. Our fiscal year end is March 31. The Company is engaged in the computer software business. The
The company has not realized revenue from operations as of June 30, 2009 and accordingly is classified as a development stage company.

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

Plan of Operations

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

    We require additional financing in order to proceed with our business plan. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending June 30, 2009
----------------------------------------------------------
We did not earn any revenues during the three-month period ending June 30, 2009. During the period ended June 30, 2009, we incurred operating expenses in the amount of $8,715, compared to operating expenses of $51,427 incurred during the same period in 2008. These operating expenses were comprised of general and administrative costs of $8,715 (2008: $51,427).

The decrease in operating expenses during the three months ended June 30, 2009, compared to the three month period ended June 30, 2008, was due to the decrease in general and administrative costs.

As of June 30, 2009, the Company had cash of $2,762, and liabilities totalling $0 for working capital of $2,762 compared to working capital of $105,956 as of June 30, 2008.

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The company does not operate and its only assets are fully insured interest-bearing checking and savings accounts. Therefore, this item is not applicable given the company's current operations.

ITEM 4T. Controls and Procedures.
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. This evaluation was conducted by Michael Klinicki, our chief executive officer and our principal accounting officer.

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

                          PART II
                     OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.

Item 1A. Risk Factors
---------------------
This item is not required of smaller reporting companies.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
-----------------------------
None.

Item 3. Defaults Upon Senior Securities
---------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None.

Item 5. Other Information
-------------------------
None.

Item 6. Exhibits
----------------
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Cienega Creek Holdings Inc.

Dated: August 7, 2009                       /s/ Michael A. Klinicki
                                            ---------------------------
                                            Michael A. Klinicki
                                            President, Chief Executive
                                            Officer, and Director


Dated: August 7, 2009                       /s/ Michael A. Klinicki
                                            ---------------------------
                                            Michael A. Klinicki
                                            Chief Financial Officer, Secretary
                                            Treasurer, principal accounting
                                            officer and Director