Form 10-Q
period 2009-09-30
Cienega Creek Holdings, Inc.
filed 2009-11-20
CIK 1380706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended September 30, 2009.

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


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,294,250 Shares of $0.001 par value Common Stock outstanding as of November 1, 2009.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements





                           CIENEGA CREEK HOLDINGS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2009

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------




BALANCE SHEETS

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS


-----------------------------------------------------------------------

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEETS
                             (Stated in US Dollars)



                                                                               September 30,        March 31,
                                                                                   2009               2009
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Restated)
                                                    ------
   Current
       Cash and cash equivalents                                             $         2,254    $         11,327
       Prepaid Officer Salary                                                         12,500              37,500
                                                                                ------------        ------------
   Total Current Assets                                                               14,754              48,827

   Fixed Assets, net                                                                   2,950               3,387
                                                                                ------------        ------------
   Total Assets                                                              $        17,704    $         52,214
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Related Party Payable                                                     $         1,500    $              -
Total Liabilities                                                                      1,500                   -
                                                                                ------------         -----------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Capital stock - Note 4
  75,000,000 shares authorized, $0.001 par value
  2,294,250 issued and outstanding, respectively                                       2,294               2,294
Additional paid in capital                                                           173,131             173,131
Deficit accumulated during the development stage                                (    159,221)       (    123,211)
                                                                                ------------       -------------
  Total Stockholders' Equity                                                          16,204              52,214
                                                                                ------------       -------------

Total Liabilites and Stockholders' Equity                                    $        17,704     $        52,214
                                                                                ============       =============




    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)



                                      Three months       Three months      Six months        Six months        August 17, 2006
                                         Ended              Ended            Ended             Ended              (inception)
                                      September 30,      September 30,    September 30,     Semptember 30,   through September 30,
                                          2009               2008             2009              2008                 2009
                                          ----               ----             ----              ----                 ----
                                                          (Restated)                         (Restated)           (Restated)
Revenues                           $             -    $           -   $             -     $             -     $           -

Expenses
   Officer salaries                         12,500                -            25,000                   -            37,500
   Professional fees                           500            6,800             6,499              56,138            86,230
   Depreciation expense                        218               82               437                 165             1,270
   General and Administrative                1,513            3,643             4,084               5,656            35,759
                                    --------------       ----------      ------------      --------------        ----------
Loss From Operations                       (14,731)         (10,525)          (36,020)            (61,959)         (160,759)

Other Income(Expense)
   Interest Income                               5               16                10                 103             1,538
                                    --------------       ----------      ------------      --------------        ----------

Net loss before income taxes               (14,726)         (10,509)          (36,010)            (61,856)         (159,221)
Income tax expense                               -                -                 -                   -                 -
Net loss                           $       (14,726)   $     (10,509)    $     (36,010)    $       (61,856)    $    (159,221)
                                    ==============       ==========      ============      ==============        ==========
Basic loss per share               $    (     0.01)   $  (     0.00)    $  (     0.02)    $    (     0.01)
                                    ==============       ==========      ==============    ==============
Weighted average number of
shares outstanding                       2,294,250        8,294,250         2,294,250           7,929,590
                                    ==============       ==========      ============      ==============







    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                             Six Months           Six Months         August 17, 2006
                                                               Ended                 Ended               (inceptoin)
                                                            September 30,        September 30,       through September 30,
                                                                2009                 2008                   2009
                                                                ----                 ----                   ----
                                                                                  (Restated)             (Restated)
Operating Activities
   Net loss for the period                              $          (36,010)  $          (61,856)   $         (209,221)

   Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activites:
     Common stock issued for services                                    -                7,000                 8,000
     Prepaid officer salaries                                       25,000                    -                37,500
     Depreciation and amortization expense                             437                  165                 1,270

                                                           ----------------     ----------------      ----------------
   Net cash provided(Used) by operations                           (10,573)             (54,691)             (162,451)
                                                           ----------------     ----------------      ----------------

Investing Activity
   Purchase of fixed assets                                              -                    -                (4,220)
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Investing Activites                        -                    -                (4,220)
                                                           ----------------     ----------------      ----------------

Financing Activities
   Related party payable                                             1,500                    -                 1,500
   Common stock repurchased and retired                                  -                    -                (7,000)
   Common stock issued for cash                                          -              102,425               174,425
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Financing Activites                    1,500              102,425               168,925
                                                           ----------------     ----------------      ----------------

Net Increase(Decrease) in cash and cash equivalents                 (9,073)              47,734                 2,254

Cash, beginning of the period                                       11,327               47,795                     -
                                                           ----------------     ----------------      ----------------
Cash, end of the period                                 $            2,254   $           95,529                 2,254
                                                           ================     ================      ================


Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                         $                -   $                -
                                                           ================     ================      ================
       Income Taxes                                     $                -   $                -
                                                           ================     ================      ================


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         for the period August 17, 2006 (Inception) to September 30, 2009
                            (Stated in US Dollars)
                                 (Restated)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common Shares                           Common         During the
                                                  -------------           Paid in         Shares        Development
                                              Number      Par Value       Capital      Subscription        Stage          Total
                                             ---------   ------------   ------------   ------------    ------------    ------------

Balance, August 17, 2006 (Inception)                --   $         --   $         --   $         --    $         --    $         --

Common stock issued for cash, $0.01
 per share on June 30, 2007                  7,200,000          7,200         64,800             --              --          72,000

Net loss for the period
inception through March 31, 2007                    --             --             --             --          (2,640)         (2,640)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2007                      7,200,000          7,200         64,800             --          (2,640)         69,360

Net loss for the year
 ended March 31, 2008                               --             --             --             --         (20,414)        (20,264)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2008                      7,200,000          7,200         64,800             --         (23,054)         49,096

Common shares issued for services, $0.10
 per share on June 12, 2008                     70,000             70          6,930             --              --           7,000

Common shares issued for cash, $0.10
 per share on June 30, 2008                  1,024,250          1,024        101,401             --              --         102,425

Common shares issued for service, $0.001
 per share on January 1, 2009                1,000,000          1,000             --             --              --           1,000

Common shares repurchased and retired,
 $0.001 per share on March 11, 2009         (7,000,000)        (7,000)            --             --              --          (7,000)

Net loss for the year
 ended March 31, 2009                               --             --             --             --        (100,157)       (100,157)
                                             ---------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2009                      2,294,250          2,294        173,131             --        (123,211)         52,364

Net loss for six months
 ended September 30, 2009 (Unaudited)                -              -              -             --         (36,010)        (36,010)

Balance, September 30, 2009 (Unaudited)      2,294,250   $      2,294   $    173,131             --    $   (159,221)         16,354
                                             =========   ============   ============   ============    ============    ============



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      September 30, 2009 and March 31, 2009
                             (Stated in US Dollars)
                                   (Unaudited)



Note 1        Condensed Financial Statements

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented herein have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements. The results of operations for the period ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.


 Note 2       Going concern

              The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the company is unable to obtain adequate capital, it could be forced to cease operations.

              In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009
(Stated in US Dollars)
(Unaudited) - Page 2
 ----------

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

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009
(Stated in US Dollars)
(Unaudited) - Page 3
 ----------

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

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009
(Stated in US Dollars)
(Unaudited) - Page 4
 ----------

Note 4  Related Party Footnote

        As of Setember 30, 2009 and March 31, 2009 the Company owed $1,500 and $- to related parties. The note is noninterest bearing and due on demand.

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2009
(Stated in US Dollars)
(Unaudited) - Page 5
 ----------

Note 5  Restatement of Financial Statements

        On September 29, 2009 the Company discovered a material error in its accounting that resulted in a misstatement of the financial statements for the fiscal year ended March 31, 2009. The Company failed to record a prepaid expense for officer salaries resulting in an understatement of current assets and an overstatement of operating expenses of $37,500. Below are presented summaries of the difference between the original and restated Balance Sheets.



                                  BALANCE SHEETS


                                                    March 31,        March 31,
                                                      2009             2009
                                                      ----             ----
                                     ASSETS        (Original)       (Restated)
                                     ------

Current Assets
   Cash                                         $    11,321      $     11,327
   Prepaid Officer Salary                                 -            37,500
                                                 ----------        ----------
      Total Current Assets                           11,321            48,827

Property and Equipment, net                           3,620             3,387
                                                 ----------        ----------
Total Assets                                    $    14,941      $     52,214
                                                 ==========        ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities
   Accounts payable                             $         -      $          -
   Related Party Payable                                  -                 -
                                                 ----------        ----------

      Total Current Liabilities                           -                 -
                                                 ----------        ----------


Stockholders' Equity

Common stock: $0.001 par value,
  75,000,000 shares authorized,
  2,294,250 issued and outstanding                    2,294             2,294
Additional paid in capital                          173,131           173,131
Deficit accumulated during the development stage  ( 160,484)        ( 123,211)
                                                  ----------        ----------
  Total Stockholders' Equity                         14,941            52,214
                                                  ----------        ----------


Total Liabilites and Stockholders' Equity       $    14,941      $     52,214
                                                  ==========        ===========

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview of Our Business

      Cienega Creek Holdings Inc. (referred to herein as "we" or the "Company") was incorporated in the State of Nevada on August 17, 2006. Our fiscal year end is March 31. The Company is engaged in the computer software business. The
The company has not realized revenue from operations as of September 30, 2009 and accordingly is classified as a development stage company.

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

Results of Operations For Period Ending September 30, 2009
----------------------------------------------------------
We did not earn any revenues during the three-month period ending September 30, 2009. During the period ended September 30, 2009, we incurred operating expenses in the amount of $14,731, compared to operating expenses of $10,525 incurred during the same period in 2008. These operating expenses were comprised of officer salaries of $12,500 (2008: $0), professional fees of $500 (2008: $6,800), and general and administrative costs of $1,731
(2008: $3,752).

The increase in operating expenses during the three months ended September 30, 2009, compared to the three month period ended September 30, 2008, was due to the increase in officer salaries.

As of September 30, 2009, the Company had cash of $2,254, and liabilities totalling $1,500 for working capital of $13,254 compared to working capital of $97,656 as of September 30, 2008.

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

ITEM 4T. Controls and Procedures.
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. This evaluation was conducted by Michael Klinicki, our chief executive officer and our principal accounting officer.

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


                                            Cienega Creek Holdings Inc.

Dated: November 20, 2009                    /s/ Michael A. Klinicki
                                            ---------------------------
                                            Michael A. Klinicki
                                            President, Chief Executive
                                            Officer, and Director


Dated: November 20, 2009                    /s/ Michael A. Klinicki
                                            ---------------------------
                                            Michael A. Klinicki
                                            Chief Financial Officer, Secretary
                                            Treasurer, principal accounting
                                            officer and Director