Form 10-Q
period 2009-12-31
Cienega Creek Holdings, Inc.
filed 2010-02-17
CIK 1380706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended December 31, 2009.

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


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,294,250 Shares of $0.001 par value Common Stock outstanding as of February 17, 2010.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements





                           CIENEGA CREEK HOLDINGS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               December 31, 2009

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

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO INTERIM FINANCIAL STATEMENTS


-----------------------------------------------------------------------

                           CIENEGA CREEK HOLDINGS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEETS
                             (Stated in US Dollars)



                                                                               December 31,         March 31,
                                                                                   2009               2009
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Restated)
                                                    ------
Current Assets
   Cash and cash equivalents                                                 $           426    $         11,327
   Prepaid Officer Salary                                                                  -              37,500
                                                                                ------------        ------------
     Total Current Assets                                                                426              48,827

Property and Equipment, net                                                            1,845               4,580
                                                                                ------------        ------------
   Total Assets                                                              $         2,271    $         53,407
                                                                                ============        ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------
Current Liabilities
   Accounts payable                                                          $         1,200    $          1,973
   Related Party Payable                                                     $         3,500    $              -
                                                                                ------------         -----------
   Total Current Liabilities                                                           4,700               1,973
                                                                                ------------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital stock
    75,000,000 shares authorized, $0.001 par value,
    2,294,250 issued and outstanding, respectively                                     2,294               2,294
  Additional paid in capital                                                         422,131             422,131
  Deficit accumulated during the development stage                              (    426,854)       (    372,991)
                                                                                ------------       -------------
    Total Stockholders' Equity (Deficit)                                              (2,429)             51,434
                                                                                ------------       -------------

Total Liabilites and Stockholders' Equity (Deficit)                          $         2,271     $        53,407
                                                                                ============       =============




    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)



                                      Three months       Three months     Nine months       Nine months        August 17, 2006
                                         Ended              Ended            Ended             Ended              (inception)
                                       December 31,       December 31,     December 31,      December 31,    through December 31,
                                          2009               2008             2009              2008                 2009
                                          ----               ----             ----              ----                 ----
                                                         (Restated)                         (Restated)
Revenues                           $             -    $           -   $             -     $             -     $           -

Expenses
   Officer salaries                         12,500                -            37,500                   -            50,000
   Professional fees                         4,755            2,126            10,354              14,413            33,785
   Professional fees - related party             -            6,200                 -              50,000           306,700
   Depreciation expense                        405              294             1,335                 459             2,607
   General and Administrative                1,675            5,243             4,686              10,571            33,975
                                    --------------       ----------      ------------      --------------        ----------
     Total Operating Expenses               19,335           13,863            53,875              75,493           427,067
                                    --------------       ----------      ------------      --------------        ----------
Loss From Operations                       (19,335)         (13,863)          (53,875)            (75,493)         (427,067)

Other Income(Expense)
   Interest Income                               2                8                12                 111             1,540
   Impairment Expense                            -                -                 -                   -            (1,327)
                                    --------------       ----------      ------------      --------------        ----------
     Total Other Expenses                        2                8                12                 111               213
                                    --------------       ----------      ------------      --------------        ----------

Net loss before income taxes               (19,333)         (13,855)          (53,863)            (75,382)         (426,854)
Income tax expense                               -                -                 -                   -                 -
Net loss                           $       (19,333)   $     (13,855)    $     (53,863)    $       (75,382)    $    (426,854)
                                    ==============       ==========      ============      ==============        ==========
Basic loss per share               $    (     0.01)   $  (     0.00)    $  (     0.02)    $    (     0.01)
                                    ==============       ==========      ==============    ==============
Weighted average number of
shares outstanding                       2,294,250        8,294,250         2,294,250           7,940,714
                                    ==============       ==========      ============      ==============







    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                            Nine Months          Nine Months           August 17, 2006
                                                               Ended                 Ended               (inceptoin)
                                                             December 31,         December 31,       through December 31,
                                                                2009                 2008                   2009
                                                                ----                 ----                   ----
                                                                                  (Restated)
Operating Activities
   Net loss for the period                              $          (53,863)  $          (75,382)   $         (426,854)

   Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activites:
     Common stock issued for services                                    -                    -               257,000
     Prepaid officer salaries                                       37,500                    -                     -
     Depreciation and amortization expense                           1,335                  459                 2,607
     Impairment of fixed assets                                          -                    -                 1,327
   Changes in operating assets and liabilites
     Change in accounts payable                                       (773)                (330)                1,200
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) in Operating Activites                  (15,801)             (75,253)             (164,720)
                                                           ----------------     ----------------      ----------------

Investing Activity
   Purchase of fixed assets                                              -               (5,680)               (7,179)
   Sale of fixed assets                                              1,400                    -                 1,400
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Investing Activites                    1,400               (5,680)               (5,779)
                                                           ----------------     ----------------      ----------------

Financing Activities
   Related party payable                                             3,500                    -                 3,500
   Common stock repurchased and retired                                  -                    -                (7,000)
   Common stock issued for cash                                          -              109,425               174,425
                                                           ----------------     ----------------      ----------------
   Net Cash Provided(Used) by Financing Activites                    3,500              109,425               170,925
                                                           ----------------     ----------------      ----------------

Net Increase(Decrease) in cash                                     (10,901)              28,492                   426

Cash, beginning of the period                                       11,327               47,795                     -
                                                           ----------------     ----------------      ----------------
Cash, end of the period                                 $              426   $           76,287                   426
                                                           ================     ================      ================


Supplementary disclosure of cash flow information:
  Cash paid for:
       Interest                                         $                -   $                -
                                                           ================     ================      ================
       Income Taxes                                     $                -   $                -
                                                           ================     ================      ================


    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (Deficit)
         for the period August 17, 2006 (Inception) to December 31, 2009
                            (Stated in US Dollars)
                                 (Restated)

                                                                                          Deficit
                                                                                        Accumulated
                                                  Common Stock                           During the
                                                  ------------            Paid in       Development
                                              Shares      Par Value       Capital          Stage          Total
                                             ---------   ------------   ------------   ------------    ------------

Balance, August 17, 2006 (Inception)                --   $         --   $         --   $         --    $         --

Common stock issued for cash, $0.01
 per share on June 30, 2007                  7,200,000          7,200         64,800             --          72,000

Net loss for the period
inception through March 31, 2007                    --             --             --         (2,640)         (2,640)
                                             ---------   ------------   ------------   ------------    ------------
Balance, March 31, 2007                      7,200,000          7,200         64,800         (2,640)         69,360

Net loss for the year
 ended March 31, 2008                               --             --             --        (20,744)        (20,744)
                                             ---------   ------------   ------------   ------------    ------------
Balance, March 31, 2008                      7,200,000          7,200         64,800        (23,384)         48,616

Common shares issued for services, $0.10
 per share on June 12, 2008                     70,000             70          6,930             --           7,000

Common shares issued for cash, $0.10
 per share on June 30, 2008                  1,024,250          1,024        101,401             --         102,425

Common shares issued for service, $0.05
 per share on January 1, 2009                1,000,000          1,000        249,000             --         250,000

Common shares repurchased and retired,
 $0.001 per share on March 11, 2009         (7,000,000)        (7,000)            --             --          (7,000)

Net loss for the year
 ended March 31, 2009                               --             --             --       (349,607)       (349,607)
                                             ---------   ------------   ------------   ------------    ------------
Balance, March 31, 2009                      2,294,250          2,294        422,131       (372,991)         51,434

Net loss for nine months
 ended December 31, 2009 (Unaudited)                 -              -              -        (53,863)        (53,863)
                                             ---------   ------------   ------------   ------------    ------------

Balance, December 31, 2009 (Unaudited)       2,294,250   $      2,294   $    422,131   $   (426,854)         (2,429)
                                             =========   ============   ============   ============    ============



    The accompanying notes are an integral part of these financial statements

                           CIENEGA CREEK HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                       December 31, 2009 and March 31, 2009
                             (Stated in US Dollars)
                                   (Unaudited)



Note 1        Condensed Financial Statements

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and for all periods presented herein have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements. The results of operations for the period ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.


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

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cienega Creek Holdings Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited) - Page 2
 ----------

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

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited) - Page 3
 ----------

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

        With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited) - Page 4
 ----------

Note 4  Related Party Transactions

        As of December 31, 2009 and March 31, 2009 the Company owed $3,500 and $-0- to related parties, respectively. The note payable is noninterest bearing and due on demand.

        As of December 31, 2009 and 2008, the Company paid consulting fees to a related party. These fees paid to related parties totaled $-0- and $50,050 for the nine months ended December 31, 2009 and 2008, respectively.

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited) - Page 5
 ----------

Note 5  Subsequent Events

        In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through February 17, 2010, and there are no material subsequent events to report.

Cienega Creek Holding Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2009
(Stated in US Dollars)
(Unaudited) - Page 6
 ----------

Note 6  Restatement of Financial Statements

        On September 29, 2009 the Company discovered a material error in its accounting that resulted in a misstatement of the financial statements for the fiscal year ended March 31, 2009. The Company failed to record a prepaid expense for officer salaries resulting in an understatement of current assets and an overstatement of operating expenses of $37,500. The Company revalued shares issued for services increasing professional fees and Additional Paid-in Capital by $249,000. The Company also has corrected several smaller errors including certain unrecorded liabilities, property and equipment, and accounts payable. In the year ended March 31, 2009 these errors resulted in the understatement of property and equipment by $960, an understatement of total liabilites by $1,973 and understatement of net loss by $1,013. Below are presented summaries of the difference between the original and restated Balance Sheets for the year ended March 31, 2009 and Statements of Operations and Statements of Cash Flows for the three and nine months ended December 31, 2009.



                                  BALANCE SHEETS


                                                    March 31,        March 31,
                                                      2009             2009
                                                      ----             ----
                                     ASSETS        (Original)       (Restated)
                                     ------

Current Assets
   Cash                                         $    11,321      $     11,327
   Prepaid Officer Salary                                 -            37,500
                                                 ----------        ----------
      Total Current Assets                           11,321            48,827
                                                 ----------        ----------

Property and Equipment, net                           3,620             4,580
                                                 ----------        ----------
Total Assets                                    $    14,941      $     53,407
                                                 ==========        ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities
   Accounts payable                             $         -      $      1,973
   Related Party Payable                                  -                 -
                                                 ----------        ----------
      Total Current Liabilities                           -             1,973
                                                 ----------        ----------

Stockholders' Equity

Common stock: $0.001 par value,
  75,000,000 shares authorized,
  2,294,250 issued and outstanding                    2,294             2,294
Additional paid in capital                          173,131           422,131
Deficit accumulated during the development stage  ( 160,484)        ( 372,991)
                                                  ----------        ----------
  Total Stockholders' Equity                         14,941            51,434
                                                  ----------        ----------


Total Liabilites and Stockholders' Equity       $    14,941      $     53,407
                                                  ==========        ===========




                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                        For the Three          For the Nine
                                        Months Ended           Months Ended
                                        December 31,           December 31,
                                      2008        2008       2008        2008
                                    ---------  ---------   ---------  ---------
                                    (Original) (Restated)  (Original) (Restated)

REVENUES                             $      -   $      -    $      -   $      -

OPERATING EXPENSES
  Officer Salaries                          -          -           -          -
  Professional fees                         -      2,126           -     14,413
  Professional fees-related party           -      6,200           -     50,050
  Depreciation expense                      -        294           -        459
  General and administrative           18,696      5,243      78,515     10,571
                                    ---------  ---------   ---------  ---------

    Total Operating Expenses           18,696     13,863      78,515     75,493
                                    ---------  ---------   ---------  ---------

LOSS FROM OPERATIONS                  (18,696)   (13,863)    (78,515)   (75,493)
                                    ---------  ---------   ---------  ---------

OTHER EXPENSES
  Interest income                          48          8         151        111
  Impairment expense                        -          -           -          -
                                    ---------  ---------   ---------  ---------

    Total Other Expenses                   48          8         151        111
                                    ---------  ---------   ---------  ---------

NET LOSS BEFORE INCOME TAXES          (18,648)   (13,855)    (78,364)   (75,382)
INCOME TAX EXPENSE                          -          -           -          -
                                    ---------  ---------   ---------  ---------

NET LOSS                            $ (18,648) $ (13,855)  $ (78,364) $ (75,382)
                                    =========  =========   =========  =========

BASIC LOSS PER SHARE                $   (0.00) $   (0.00)  $   (0.01) $   (0.01)
                                    =========  =========   =========  =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              8,294,250  8,294,250   7,929,590  7,940,714
                                    =========  =========   =========  =========




                         STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                     For the Nine Months Ended
                                                            December 31,
                                                        2008            2008
                                                   -------------   -------------
                                                     (Original)      (Restated)
OPERATING ACTIVITIES

  Net loss                                         $    (78,364)   $    (75,382)
  Adjustments to Reconcile Net Loss to Net
  Cash Used by Operating Activities:
    Common stock issued for services                      7,000               -
    Prepaid officer salaries                                  -               -
    Depreciation and amortization                           364             459
    Impairment of fixed assets                                -               -
  Changes in operating assets and liabilities:
    Change in accounts payable                                -            (330)
                                                   -------------   -------------

     Net Cash Used in Operating Activities              (71,000)        (75,253)
                                                   -------------   -------------

INVESTING ACTIVITIES

  Purchase of fixed assets                               (2,933)         (5,680)
  Sale of fixed assets                                        -               -
                                                   -------------   -------------

     Net Cashed Used in Investing Activities             (2,933)         (5,680)
                                                   -------------   -------------

FINANCING ACTIVITIES

  Related party payable                                       -               -
  Common stock repurchased and retired                        -               -
  Issuance of common stock for cash                     102,425         109,425
                                                   -------------   -------------

     Net Cash Provided by Financing Activities          102,425         109,425
                                                   -------------   -------------

  NET INCREASE(DECREASE) IN CASH                         28,492          28,492

  CASH AT BEGINNING OF PERIOD                            47,795          47,795
                                                   -------------   -------------

  CASH At END OF PERIOD                            $     76,287    $     76,287
                                                   =============   =============

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview of Our Business

      Cienega Creek Holdings Inc. (referred to herein as "we" or the "Company") was incorporated in the State of Nevada on August 17, 2006. Our fiscal year end is March 31. The Company is engaged in the computer software business. The
The company has not realized revenue from operations as of December 31, 2009 and accordingly is classified as a development stage company.

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

Results of Operations For Period Ending December 31, 2009
----------------------------------------------------------
We did not earn any revenues during the three-month period ending December 31, 2009. During the period ended December 31, 2009, we incurred operating expenses in the amount of $17,561, compared to operating expenses of $13,863 incurred during the same period in 2008. These operating expenses were comprised of officer salaries of $12,500 (2008: $0), professional fees of $4,005 (2008: $8,326), depreciation expense of $405 (2008: $294), and general and administrative costs of $651 (2008: $5,243).

The increase in operating expenses during the three months ended December 31, 2009, compared to the three month period ended December 31, 2008, was due to an increase in officer salaries.

As of December 31, 2009, the Company had cash of $426, and liabilities totalling $4,700 for working capital of ($4,274) compared to working capital of $76,287 as of December 31, 2008.

We have not generated any revenue since inception and are dependent upon obtaining additional financing to pursue the development of our software product(s). For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 4T. Controls and Procedures.
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. This evaluation was conducted by Michael Klinicki, our chief executive officer and our principal accounting officer.

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


                                            Cienega Creek Holdings Inc.

Dated: February 17, 2010                    /s/ Michael A. Klinicki
                                            ---------------------------
                                            Michael A. Klinicki
                                            President, Chief Executive
                                            Officer, and Director


Dated: February 17, 2010                    /s/ Michael A. Klinicki
                                            ---------------------------
                                            Michael A. Klinicki
                                            Chief Financial Officer, Secretary
                                            Treasurer, principal accounting
                                            officer and Director