Form 10-K
period 2010-03-31
China Domestica Bio-technology Holdings, Inc.
filed 2010-12-06
CIK 1380706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended March 31, 2010

☐     Transition Report under Section 13 of 15(d) of the Securities Exchange
Act of 1934

For the transition period from ___________ to __________

Commission file number: 000-53364

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	20-5432794
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 2303, 2304 ShenFang Square, 3005 RenMing Road South, LuFung District, Shenzhen, China	518001
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (86) 13168096855

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant was approximately $134,558 at September 30, 2009, computed at the last reported sales price as of such date for the Registrant's common stock of $0.15.

As of August 5, 2010, the registrant had 49,896 shares of common stock outstanding (giving effect to the 1-for-46 reverse stock split which took effect on June 29, 2010).

INDEX

PART I

Cautionary Statements Regarding Forward Looking Statements

China Domestica Bio-technology Holdings, Inc. (referred to herein as “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, our plans to consider possible acquisitions, statements with respect to our expectations or beliefs with respect to future competition and statements concerning our need for and ability to attract additional capital.  We have no duty to update these statements.  Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements due to various factors, including the risks, uncertainties and other factors discussed in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

Item 1.  Business.

Overview and Recent History

China Domestica Bio-technology Holdings, Inc. was incorporated in the State of Nevada on August 17, 2006 under the name “Cienega Creek Holdings, Inc.”  The Company was previously engaged in the computer software business.  On March 16, 2010, the Company entered into a material definitive agreement (the “Belmont Stock Purchase Agreement”) with Michael Klinicki and Belmont Partners, LLC (“Belmont”) whereby Belmont purchased a controlling interest of the Company’s common stock (the “Belmont Purchase Transaction”) from Michael Klinicki on March 18, 2010.  Pursuant to the Belmont Stock Purchase Agreement, Joseph Meuse, a managing member of Belmont, was appointed as a member of the Company’s Board of Directors and to the office of President and all other Directors and officers of the Company resigned.  Concurrent with this change of management, the Company moved its principal executive offices to 360 Main Street, Washington, VA 22747.  Contemporaneously with the Belmont Purchase Transaction, the Company changed its plan of business from the development and marketing of computer software to seeking to acquire or merge with a revenue-producing company.

On April 26, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among China Sheng Yong Bio-Pharmaceutical Holding Company Limited, or the “Buyer,” Belmont, or the Seller, and the Company.  Pursuant to the terms of the Purchase Agreement, on April 26, 2010, the Buyer acquired from the Seller a controlling interest in the Company’s common stock. Pursuant to the terms of the Purchase Agreement, the Company agreed to issue to the Seller shares of its common stock such that the Seller will own 5% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as of yet unidentified target corporation contemplated by the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, Joseph J. Meuse resigned on the Closing Date and Qingyu Meng was named President and Director of the Company and Yung Kong Chin was named Secretary and Director of the Company.  Such resignation and appointments were effective as of the Closing Date with respect to the officers of the Company.  The resignation of Joseph J. Meuse as a director and the naming of Messrs. Meng and Chin as directors took effect on May 22, 2010.  Concurrent with this change of management, the Company moved its principal executive offices to Room 2303, 2304 ShenFang Square, 3005 RenMing Road South, LuFung District, Shenzhen, China.  The Company’s telephone number is (86) 13168096855.  The Company’s fiscal year end is March 31.

On June 29, 2010, the Company amended its articles of incorporation to change its name to “China Domestica Bio-technology Holdings, Inc.,” to authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock and to effect a 46-for-1 reverse stock split of its outstanding shares of common stock.  A copy of the amendment to the Company’s articles is included in Exhibit 3.1 to this Annual Report.  The reverse stock split reduced the number of issued and outstanding shares of our Common Stock from 2,294,250 shares outstanding prior to the split to 49,896 shares outstanding after the split.  The reverse stock split became effective on June 29, 2010.

From inception to the present, the Company has not generated any revenue, and remains a development stage business with limited operations.  We have limited assets, and our prospects of future profitable operations may be delayed or never realized. We may encounter difficulties that prevent us from operating our business as intended or that will prevent us from doing so in a profitable manner.  Our business must be evaluated in view of possible delays, additional expenses, and other unforeseen complications that are often encountered by new business ventures.

Selection of a Business Combination

             The Company is currently seeking to acquire or merge with a revenue-producing company.  Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture.  Accordingly, the Company will not initially be able to diversify and will be limited to one merger or acquisition.  The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes.  The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.  Management anticipates that any opportunity in which we participate will present certain risks.  Many of these risks cannot be adequately identified prior to selection of a specific opportunity.  Our shareholders must therefore depend on the ability of management to identify and evaluate such risks.  Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our officers and directors may, as part of the terms of any transaction, resign, to be replaced by new officers and directors.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter.  The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

The manner in which we participate in an opportunity will depend on the nature of the opportunity and the respective needs and desires of the Company and other parties. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

  Operation of Business after Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Competition

We will be involved in intense competition with other business entities to obtain a suitable business opportunity, many of which competitors will have a considerable edge over us by virtue of their stronger financial resources and prior experience in business.

Employees

At this time we have no employees.  All of our activities are carried out by our officers and directors.

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (SEC).  Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide risk factors.

Item 2.  Properties.

 We do not own any properties.  During fiscal year 2010 we leased office space from our former President Michael Klinicki on a rent-free basis in Mr. Klinicki’s residence without any lease agreement or obligation.  On March 16, 2010, we moved our headquarters to office space owned by our then sole officer and Director Joseph J. Meuse and continued to have no lease agreement or obligation.  On April 26, 2010, we moved our headquarters to office space occupied by Qingyu Meng, our President, and continue to have no lease agreement or obligation.

Item 3.  Legal Proceedings.

We are not currently involved in any material pending legal proceeding.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common shares are quoted on the inter-dealer electronic quotation and trading system maintained by Pink OTC Markets Inc. under the ticker symbol “CDBH.”  The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for those shares. Such prices reflect inter dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions, and do reflect the 46-for-1 reverse stock split of the Company’s common shares which took effect on June 29, 2010.

	For the Fiscal Year ended March 31, 2010		For the Fiscal Year ended March 31, 2009
	High Bid	Low Bid	High Bid	Low Bid
1st Quarter	.51	.17	N/A	N/A
2nd Quarter	.43	.145	.95	.10
3rd Quarter	.51	.05	.90	.15
4th Quarter	.51	.05	.45	.17

Holders

As of August 5, 2010, there were approximately 26 record holders of the Company’s Common Stock as reflected on the books of the Company's transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2010, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.  We granted no options during our fiscal year ended March 31, 2010 and had no options outstanding as of March 31, 2010.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the factors discussed in Item 1A “Risk Factors” and with the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance. Words or phrases such as “believes,” “does not believe,” “will,” “may,” “plan,” “estimate,” “anticipate,” “expect,” “intend” and similar expressions may identify “forward-looking statements.”

Recent Developments

China Domestica Bio-technology Holdings, Inc. was incorporated in the State of Nevada on August 17, 2006 under the name “Cienega Creek Holdings, Inc.”  The Company was previously engaged in the computer software business.  On March 16, 2010, the Company entered into a material definitive agreement (the “Belmont Stock Purchase Agreement”) with Michael Klinicki and Belmont Partners, LLC (“Belmont”) whereby Belmont purchased a controlling interest of the Company’s common stock (the “Belmont Purchase Transaction”) from Michael Klinicki on March 18, 2010.  Pursuant to the Belmont Stock Purchase Agreement, Joseph Meuse, a managing member of Belmont, was appointed as a member of the Company’s Board of Directors and to the office of President and all other Directors and officers of the Company resigned.  Concurrent with this change of management, the Company moved its principal executive offices to 360 Main Street, Washington, VA 22747.  Contemporaneously with the Belmont Purchase Transaction, the Company changed its plan of business from the development and marketing of computer software to seeking to acquire or merge with a revenue-producing company.

On April 26, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among China Sheng Yong Bio-Pharmaceutical Holding Company Limited, or the “Buyer,” Belmont, or the Seller, and the Company.  Pursuant to the terms of the Purchase Agreement, on April 26, 2010, the Buyer acquired from the Seller a controlling interest in the Company’s common stock. Pursuant to the terms of the Purchase Agreement, the Company agreed to issue to the Seller shares of its common stock such that the Seller will own 5% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as of yet unidentified target corporation contemplated by the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, Joseph J. Meuse resigned on the Closing Date and Qingyu Meng was named President and Director of the Company and Yung Kong Chin was named Secretary and Director of the Company.  Such resignation and appointments were effective as of the Closing Date with respect to the officers of the Company.  The resignation of Joseph J. Meuse as a director and the naming of Messrs. Meng and Chin as directors took effect on May 22, 2010.  Concurrent with this change of management, the Company moved its principal executive offices to Room 2303, 2304 ShenFang Square, 3005 RenMing Road South, LuFung District, Shenzhen, China.  The Company’s telephone number is (86) 13168096855.  The Company’s fiscal year end is March 31.

On June 29, 2010, the Company amended its articles of incorporation to change its name to “China Domestica Bio-technology Holdings, Inc.,” to authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock and to effect a 46-for-1 reverse stock split of its outstanding shares of common stock.  A copy of the amendment to the Company’s articles is included in Exhibit 3.1 to this Annual Report.  The reverse stock split reduced the number of issued and outstanding shares of our Common Stock from 2,294,250 shares outstanding prior to the split to 49,896 shares outstanding after the split.  The reverse stock split became effective on June 29, 2010.

Plan of Operations

We are a start-up, development-stage corporation and have not yet generated or realized any revenues from our business operations.

Whereas sales and marketing activities were our focus during fiscal 2009, we were unable to realize any revenues during fiscal 2010 as a result of these activities. As a result of our lack of revenues and inability to secure additional funding to allow business operations to continue, our Board of Directors determined that it was necessary to terminate the execution of our prior business plan, and that a change in business focus was needed and in the best interests of the Company and its shareholders. The goal of the new business plan is to merge with or acquire a revenue-producing business or a development stage business with a high potential for growth.

We will need additional capital in fiscal 2011. As of March 31, 2010, we had $215 in cash and cash equivalents. During the most recent fiscal year, we made certain cost reductions. We have no remaining employees. Our former CEO Michael Klinicki agreed to terminate his employment agreement effective as of January 1, 2010.

Although we continue to look for ways to raise additional capital, we recognize that it is not likely this will be successful.  As an alternative strategy, we have decided to focus on identifying suitable candidates to merge with or acquire.  We believe that our ability to continue to operate depends on finding a suitable merger target with the ability to raise additional needed capital.  Notwithstanding the elimination of most of our remaining expenses, we may need additional cash during the next twelve months.  As a result of our current limited cash availability we do not anticipate hiring any employees for the foreseeable future.

Results of Operations

Year Ended March 31, 2010 Compared to the Year Ended March 31, 2009

For the year ended March 31, 2010, we incurred a net loss of approximately $60,519, which was approximately $289,088 less, or 83% less than the prior year’s loss of $349,607.  During the year ended  March 31, 2009, the Company’s activities were focused on administrative activities and developing our sales and marketing capabilities.  During the most recent year, we terminated our one employee pursuant to the change in our business focus, and our expenses were primarily a result of salary paid to our CEO before his employment agreement was terminated and professional fees associated with being a public company.

Operating expenses for the year ended March 31, 2010 of $59,015 decreased $289,382 from those of $348,397 for the year ended March 31, 2009 due primarily to: an increase in salary expenses from $12,500 in 2009 versus $37,500 in 2010, a decrease in professional fees from $17,162 in 2009 versus $13,424 in 2010, a decrease in professional fees to a related party from $304,250 in 2009 to $0 in 2010, an increase in depreciation expense from $924 in 2009 to $1,664 in 2010, and a decrease in general and administrative expenses from $13,561 in 2009 to $6,427 in 2010.

Liquidity and Capital Resources

At its current level of operations, the Company will need to begin profitable operations and/or raise additional capital during the next fiscal year.  As of March 31, 2010, the Company had not generated any revenue and had $215 in cash and cash equivalents and owed accounts payable and accrued liabilities of $200 and owed $4,600 to Michael Klinicki pursuant to a note. In September 2010, Mr. Klinicki agreed to the cancellation of all debts owed to him under this note. Despite the reductions in expenses mentioned above, we will not have enough capital resources available to continue operating through the end of our next fiscal year.  We estimate that we will require minimum additional funding in fiscal year 2011 of approximately $30,000 to fund our operations.  Our ability to continue operating depends on our ability to locate and merge with a business generating revenues.  If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

Going Concern

We incurred a net loss of approximately $60,519 for the fiscal year ended March 31, 2010, and a cumulative net loss of approximately $433,510 since inception (August 17, 2006) through March 31, 2010, and there is substantial doubt about our ability to continue as a going concern.  As of March 31, 2010, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

We estimate that we will require minimum funding in fiscal year 2011 of approximately $30,000 in order to fund our operations.  Although we are actively seeking new sources of equity and reduce our expenses while seeking a suitable merger candidate,  there can be no assurances that we will be able to raise additional capital on terms that are acceptable to us or at all.  Additionally, there can be no assurance that we will be able to find a suitable merger candidate.

Current market conditions, continued negative cash flows and lack of liquidity create significant uncertainty about the our ability to fully implement our operating plan, as a result of which we may have to further reduce the scope of our operations.

Critical Accounting Policies

Restatement of Financial Statements

On September 29, 2009, the Company discovered a material error in its accounting that resulted in a misstatement of the financial statements for the fiscal year ended March 31, 2009. The Company failed to record a prepaid expense for officer salaries resulting in an understatement of current assets and an overstatement of operating expenses of $37,500. The Company revalued shares issued for services increasing professional fees and Additional Paid-in Capital by $249,000. The Company also has corrected several smaller errors including certain unrecorded liabilities, property and equipment, and accounts payable. In the year ended March 31, 2009 these errors resulted in the understatement of property and equipment by $960, an understatement of total liabilities by $1,973 and understatement of net loss by $1,013. The financial statements for the fiscal year ended March 31, 2009, have been restated to reflect these errors.

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging of 5 years using the straight line method.  The cost of maintenance and repairs is expensed as incurred.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company has incurred no advertising expenses during the year ended March 31, 2010 and $1,856 during the year ended March 31, 2009.

Revenue Recognition

Presently, the Company is in the development stage and as such, has no revenues.  Upon emerging from the development stage the Company will adopt a policy of recognizing revenue when a definitive agreement with a determinable price exists, product delivery and/or invoicing (in each case where there is reasonable assurance of meeting customer-specified criteria) has occurred, and the collectibility of the invoice is reasonably assured.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of March 31, 2010, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends

The Company is a Development Stage Company and has not yet adopted a policy regarding the payment of dividends.

Foreign Currency Translation

The financial statements are presented in United States dollars. During the fiscal year ended, March 31, 2010, the Company was a United States Company and accounted for in US Dollars. Effective with the acquisition of the Company on April 26, 2010, in conjunction with the Common Stock Purchase Agreement, the Company will be changing its’ functional currency to the Chinese Renminbi (RMB) as the Company will be domiciled in the People’s Republic of China (PRC).  This change in functional currency results in a change in accounting principle and pursuant to current accounting literature (ASC 250) changes should be accounted for retrospectively to all prior periods, unless it is impractical to do so.  It was determined impracticable to determine the cumulative effect if this change in accounting principle and the retroactive application of this change to prior years, because the Company’s accounting records do not provide sufficient information to apply this change in functional currency.  As a result, this change will be applied prospectively to the fiscal year ended, March 31, 2011.

 In accordance with FASB ASC 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets are translated at the exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of March 31, 2010, the Company has no issued and outstanding warrants or options.

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

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting standards through the filing date of these financial statements and believes that the recently issued accounting standards will not have a material impact on the Company’s financial position, operations, or cash flows.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are filed as part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our President and Secretary, respectively), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors:  We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Insufficient Written Policies: We have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth, as of September 7, 2010, the name, age and position for each executive officer and Director of the Company.  Our executive officers and Directors serve until death, removal or resignation or until their successors have been duly elected and have qualified.

NAME	AGE	POSITION
Qingyu Meng	41	Director and President
Yung Kong Chin	57	Director and Secretary

Information regarding the business backgrounds of our directors and executive officers is set forth below.

Qingyu Meng         Mr. Meng has served as our President since April 2010 and a Director of the Company since June 2010.  Mr. Meng is a Master’s Degree candidate with a bio-pharmaceuticals major in the life science college, Heilongjiang August First Land Reclamation University.  Since 2001, he has specialized in housefly bio-active proteins’ medical application research in the area of molecular biology. He is the member of Heilongjiang Provincial Hospital Management Association Professional Committee of Clinical Nutrition; the managing director of Daqing Nutrition Society; a technology partner of State Key Protein Structure Laboratory; and he independently has four national invention patents of full housefly bio-active proteins.  Since 2005, he has been the chairman and president of China Housefly Biotechnology Holding Company.

Yung Kong Chin    Mr. Chin has served as our Secretary since April 2010 and a Director of the Company since June 2010.  Mr. Chin graduated from the University of Hull in the United Kingdom with a Master of Finance.  Mr. Chin served as president of QMIS Capital Finance Pty. Ltd. in Singapore and QMIS Capital Finance Investment Inc. from 2003 to the present.  Before joining QMIS, he was a financial controller for the Kwok Group company in China.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

No director or executive officer has been convicted of a criminal offense within the past ten years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers and holders of more than 10% of the issued and outstanding shares of our Common Stock to file with the SEC initial reports of ownership, and reports of changes in ownership, of common stock and other equity securities of the Company. Based solely on our review of copies of the reports by some of those persons, the Company believes that, during fiscal year 2010, all of its directors and officers and holders of more than 10% of the issued and outstanding shares of our common stock complied with all reporting requirements under Section 16(a), except that Michael Klinicki did not file a Section 16 report in connection with the disposition of his shares of Common Stock in the Company on March 18, 2010.

Code of Ethics

We do not currently have a code of ethics.  Because we have only limited business operations and only two officers and directors, we believe a code of ethics would have limited utility at this time.

Item 11. Executive Compensation.

The following table shows the compensation of our executive officers for the fiscal years ended March 31, 2010 and March 31, 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards	All Other Compensation

Michael Klinicki,
Former President, Chief Executive	2010	$37,500	-0-	-0-
Officer, Chief Financial Officer,	2009	$12,500	$250,000	$54,250
Secretary, Treasurer, Director

Joseph J. Meuse
Director, former President	2010	-0-	-0-	-0-

On January 1, 2009, the Company issued to Michael Klinicki, its former CEO, 1,000,000 shares of its common stock in consideration for his services as an officer and for meeting certain milestones.  The shares of common stock were valued at $250,000 in accordance with FASB ASC 718.

Michael Klinicki received additional compensation from the Company indirectly by means of payments from the Company to his wholly-owned company Riparian Technologies, in consideration for services supplied by Riparian Technologies to the Company with respect to website development and maintenance, financial statement preparation, SEC reporting and preparation of press releases.  The Company made payments to Riparian Technologies totaling $0 in the year ended March 31, 2010 and $54,250 in the year ended March 31, 2009, which amounts are included in “All Other Compensation” above.

Employment Agreements

At present, the Company is operated by its executive officers and directors without compensation and the Company is currently not a party to any employment agreements.  On December 4, 2008, the Company entered into an Employment Agreement, effective January 1, 2009, with its former CEO, Michael Klinicki, which provided for an annual salary of $50,000 and severance payments equal to twelve months of salary in the event Mr. Klinicki was terminated by the Company for any reason, including a change of control.  This Employment Agreement was terminated effective January 1, 2010, pursuant to a Termination of Employment letter dated December 2, 2009 between the Company and Mr. Klinicki.  Pursuant to the terms of the Termination of Employment letter, Mr. Klinicki waived his rights to severance payments he had under the Employment Agreement.

Equity Compensation Plans

As of March 31, 2010, we had no equity compensation arrangements or plans and no options outstanding to purchase shares of our Common Stock.  During the fiscal years ended March 31, 2010, and March 31, 2009, we have not granted any stock options to our named executive officers.  During our fiscal year ended March 31, 2010, none of our named executive officers or directors exercised any options to purchase shares of our Common Stock.

Director Compensation

Directors of our Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                      The following table sets forth information regarding beneficial ownership of our common stock as of August 5, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 2303, 2304 ShenFang Square, 3005 RenMing Road South, LuFung District, Shenzhen, China 518001. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of August 5, 2010 based upon 49,896 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership		Percent Common Stock
	Officers and Directors
Qingyu Meng	President and Director	28,240	(1)	56.6	%(1)

Yung Kong Chin	Secretary and Director	28,240	(2)	56.6	%(2)

Joseph Meuse 360 Main Street PO Box 393 Washington, Virginia 22747	Former President	-	(3)	-	(3)

Michael A. Klinicki 9181 S. Antler Crest Drive Vail, Arizona 85641	Former CEO	2,174		4.4%

All officers and directors as a group (four persons named above)		30,414		61.0%

	5% Security Holders

China Sheng Yong Bio-pharmaceutical Holding Company Limited		28,240		56.6%

* Less than 1%
- N/A

(1)  Mr. Meng is a director and President of China Sheng Yong Bio-pharmaceutical Holding Company Limited, which is the owner of 28,240 shares of the Company’s common stock.

(2)  Mr. Chin is a director and Secretary of China Sheng Yong Bio-pharmaceutical Holding Company Limited, which is the owner of 28,240 shares of the Company’s common stock.

(3)  Mr. Meuse is a Managing Member of Belmont Partners, LLC, to which the Company is obligated to issue shares of its common stock such that the Belmont Partners, LLC will own 5% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as of yet unidentified target corporation contemplated by the Purchase Agreement.  As there is no right to acquire such shares within 60 days and the actual number of shares to be issued cannot be determined until the time of such merger, such shares have not been included in the numbers of shares listed in the table.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the fiscal year ending March 31, 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On April 26, 2010, the Company entered into the Purchase Agreement by and among China Sheng Yong Bio-pharmaceutical Holding Company Limited, or the Buyer, Belmont Partners, LLC, or the Seller, and the Company.  Pursuant to the terms of the Purchase Agreement, on April 26, 2010, the Buyer acquired from the Seller 1,299,000 shares, or approximately 56.62%, of the issued and outstanding common stock of the Company.  In consideration for the sale of the Purchased Stock, the Buyer paid the Seller $280,000 and the Company agreed to issue to the Seller shares of its common stock such that the Seller will own 5% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as of yet unidentified target corporation contemplated by the Purchase Agreement.  Joseph J. Meuse, the former President and a current director of the Company, is a managing member of the Seller.  The closing of the sale of the Purchased Stock, and the appointment of Qingyu Meng as President and Director of the Company and Yung Kong Chinas Secretary and Director of the Company, resulted in a change in control of the Company.  Qingyu Meng is a director and President of the Buyer and Yung Kong Chin is a director and Secretary of the Buyer.

Our former CEO and director Michael Klinicki loaned the Company a total of $9,100 as of February 25, 2010.  These loans were evidenced by a note which is noninterest-bearing, unsecured and due on demand.  Mr. Klinicki agreed to waive repayment of $4,500 of such loans in March 2010.  Mr. Klinicki agreed to waive repayment of the remainder of such loans in September 2010. As of September 7, 2010 and March 31, 2010, the Company owed $0 and $4,600 to Mr. Klinicki, respectively.

During the fiscal years ended March 31, 2010 and 2009, Michael Klinicki, our former CEO and director, received additional compensation from the Company indirectly by means of payments from the Company to his wholly-owned company Riparian Technologies, in consideration for services supplied by Riparian Technologies to the Company with respect to website development and maintenance, financial statement preparation, SEC reporting and preparation of press releases.  The Company made payments to Riparian Technologies totaling $0 in the year ended March 31, 2010, $54,250 in the year ended March 31, 2009, and $0 in the period subsequent to March 31, 2010 through the date of this Report.  The Company has no further indebtedness to Riparian Technologies at this time.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the American Stock Exchange.

Item 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered for the Company by Moore & Associates Chartered, the Company’s principal accountants until August 7, 2009, and Seale and Beers, CPAs, the Company’s principal accountants from and after August 7, 2009, for the years ended March 31, 2010 and 2009 are set forth below.  During the year ended March 31, 2010, the Company paid $3,000 to Moore & Associates Chartered and $5,270 to Seale and Beers, CPAs.

	Year 2010	Year 2009

AUDIT FEES	$8,270	$7,000
AUDIT-RELATED FEES	$0	$0
TAX FEES	$0	$0
ALL OTHER FEES	$0	$0
TOTAL	$8,270	$7,000

Audit Fees for the fiscal years ended March 31, 2010 and 2009 were for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.  Amounts included are for the respective year's audit work.

Audit-Related Fees as of the years ended March 31, 2010 and 2009 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended March 31, 2010 and 2009 were for professional services related to tax compliance, tax authority audit support and tax planning.  Amounts are included in the year billed.

As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 (c) (7) (i) (C) under Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.  Listing of Documents

(1)	Financial Statements.

Reports of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2010 and 2009

Statements of Operations for the Years Ended March 31, 2010 and 2009 and from Inception (August 17, 2006) to March 31, 2010

Statement of Stockholders’ Equity (Deficit) for the Years Ended March 31, 2010 and 2009 and from Inception (August 17, 2006) to March 31, 2010

Statements of Cash Flows for the Years Ended March 31, 2010 and 2009 and from Inception (August 17, 2006) to March 31, 2010

Notes to Financial Statements

(3)	The following Exhibits are filed as part of this report on Form 10-K:

3.1*	Articles of Incorporation (as amended)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Form SB-2 of the Company filed with the SEC on July 12, 2007)

10.1	Employment Agreement dated December 4, 2008 between the Company and Michael Klinicki (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed with the SEC on February 12, 2009)

10.2*	Termination of Employment Letter dated December 2, 2009, between the Company and Michael Klinicki and related Letter dated January 1, 2010

10.3
Common Stock Purchase Agreement dated April 26, 2010, by and among China Sheng Yong Bio-pharmaceutical Holding Company Limited, Belmont Partners, LLC and Cienega Creek Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed with the SEC on April 28, 2010)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DOMESTICA BIO- TECHNOLOGY HOLDINGS, INC.

Date: December 3, 2010	By: /s/ Qingyu Meng
Qingyu Meng, President and Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 3, 2010	By: /s/ Qingyu Meng
Qingyu Meng, President and Director

Date: December 3, 2010	By: /s/ Yung Kong Chin
Yung Kong Chin, Secretary and Director

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

For the Years Ended
March 31, 2010 and 2009

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Domestica Bio-technology Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of China Domestica Bio-technology Holdings, Inc. (A Development Stage Company) as of March 31, 2010 and 2009 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended March 31, 2010 and 2009 (restated) and for the period from inception on August 17, 2006 through March 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Domestica Bio-technology Holdings, Inc. (A Development Stage Company) as of March 31, 2010 and 2009 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended March 31, 2010 and 2009 (restated) and for the period from inception on August 17, 2006 through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the accompanying financial statements, the Company has restated its 2009 financial statements, which were previously audited by other independent auditors who have ceased operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has incurred significant losses since inception and has not yet established a source of revenues sufficient to cover operating expenses. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 31, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

China Domestica Bio-technology  Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Balance Sheets
March 31, 2010 and 2009

	March 31,
	2010	2009
		(Restated)
Assets
Current assets
Cash and cash equivalents	$215	$11,327
Prepaid officer salary	-	37,500
Total current assets	215	48,827

Fixed assets
Computer equipment	-	5,636
Less: accumulated depreciation	-	(1,056)
Net fixed assets	-	4,580

Total assets	$215	$53,407

Liabilities and Stockholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$200	$1,973
Due to related parties	4,600	-
Total liabilities	4,800	1,973

Stockholders' equity (deficit)

Common stock; par value $0.001; 75,000,000 shares authorized; 49,896 shares issued and outstanding at March 31, 2010 & 2009 (after effect of 1 for 46 Share reverse stock split occurring June 29, 2010), respectively	51	51
Additional paid-in capital	428,874	424,374
Accumulated deficit during the development stage	(433,510)	(372,991)
Total stockholders' equity (deficit)	(4,585)	51,434

Total liabilities and stockholders' equity (deficit)	$215	$53,407

The accompanying notes are an integral part of these financial statements.

China Domestica Bio-technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Statements of Operations
For the Years Ended March 31, 2010 and 2009
 and from Inception (August 17, 2006) to March 31, 2010

	For the		From Inception
	Year Ended March 31,		(August 17, 2006) to
	2010	2009	March 31, 2010
		(Restated)

Revenues	$-	$-	$-

Operating expenses
Officer salaries	37,500	12,500	50,000
Professional fees	13,424	17,162	36,855
Professional fees related party	-	304,250	306,700
Depreciation expense	1,664	924	2,936
General & administrative expenses	6,427	13,561	35,716
Total operating expenses	59,015	348,397	432,207

Loss from operations	(59,015)	$(348,397)	$(432,207)

Other income (expense)
Interest income	12	117	1,540
Loss on disposal of fixed assets	(1,516)	-	(1,516)
Impairment expense	-	(1,327)	(1,327)
Total other income (expense)	(1,504)	(1,210)	(1,303)

Loss before income taxes	(60,519)	(349,607)	(433,510)

Provision (benefit) for income taxes	-	-	-

Net loss	$(60,519)	$(349,607)	$(433,510)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$(1.21)	$(2.04)
Basic and fully diluted weighted average
common shares outstanding (after effect of 1 for 46 share reverse stock split occurring June 29, 2010)	49,896	171,124

The accompanying notes are an integral part of these financial statements.

China Domestica Bio-technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From Inception (August 17, 2006) to March 31, 2010

	Common Stock		Additional Paid In	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total
Balance, August 17, 2006	-	$-	$-	$-	$-

Common shares issued for cash, $0.46 per share between August 2006 and March 2007	156,522	157	71,843	-	72,000

Net loss for the period from inception on August 17, 2006 through March 31, 2007	-	-	-	(2,640)	(2,640)

Balance, March 31, 2007	156,522	157	71,843	(2,640)	69,360

Net loss for the year ended March 31, 2008	-	-	-	(20,744)	(20,744)

Balance, March 31, 2008	156,522	157	71,843	(23,384)	48,616

Common shares issued for services, $4.6 per share on June 12, 2008	1,522	2	6,998	-	7,000

Common shares issued for cash, $4.6 per share on June 30, 2008	22,266	22	102,403	-	102,425

Common shares issued for services at $11.5 per share on January 1, 2009	21,739	22	249,978	-	250,000

Common shares repurchased and retired at $0.046 per share on March 11, 2009	(152,174)	(152)	(6,848)	-	(7,000)

Additional shares issued in the 1 for 46 share reverse stock split due to rounding up of fractional shares	21	-	-	-	-

Net loss for the year ended March 31, 2009	-	-	-	(349,607)	(349,607)

Balance, March 31, 2009 (Restated)	49,896	$51	$424,374	$(372,991)	$51,434

Forgiveness of debt from related party			4,500		$4,500

Net loss for the year ended March 31, 2010	-	-	-	(60,519)	(60,519)

Ending Balance, March 31, 2010	49,896	$51	$428,874	$(433,510)	$(4,585)

The accompanying notes are an integral part of these financial statements.

China Domestica Bio-technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended March 31, 2010 and 2009
and from Inception (August 17, 2006) to March 31, 2010

			From Inception
	Year Ended March 31,		(August 17, 2006) to
	2010	2009	March 31, 2010
		(Restated)

Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	$(60,519)	$(349,607)	$(433,510)

Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Common stock issued for services	-	257,000	257,000
Depreciation and amortization	1,664	924	2,936
Impairment of fixed assets	-	1,327	1,327
Loss on disposal of fixed assets	1,516	-	1,516
Changes in operating assets and liabilities:
Prepaid officer's salaries	37,500	(37,500)	-
Increase (decrease) in accounts payable	(1,773)	1,643	200
Net cash provided by (used in) operating activities	(21,612)	(126,213)	(170,531)

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets	-	(5,680)	(7,179)
Sale of fixed assets	1,400	-	1,400
Net cash provided by (used in) investing activities	1,400	(5,680)	(5,779)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from loan by related party	9,100	-	9,100
Common stock purchased and retired	-	(7,000)	(7,000)
Issuance of common stock for cash	-	102,425	174,425
Net cash provided by (used in) financing activities	9,100	95,425	176,525

Net increase (decrease) in cash and cash equivalents	(11,112)	(36,468)	215
Cash and cash equivalents, beginning of period	11,327	47,795	-
Cash and cash equivalents, end of period	$215	$11,327	$215

Supplemental disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Schedule of Non Cash investing and financing activities
Common stock issued for services	$-	$257,000	$257,000
Impairment of fixed assets	$-	$1,327	$1,327
Loss on disposal of fixed assets	$1,516	$-	$1,516
Forgiveness of debt from related party	$4,500	$-	$4,500

The accompanying notes are an integral part of these financial statements.

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

1.	Business Organization

China Domestica Bio-technology Holdings, Inc. was incorporated in the State of Nevada on August 17, 2006 under the name Cienega Creek Holdings, Inc.  The Company, a corporation (the Company) was organized under laws of the State of Nevada on August 17, 2006.  On June 29, 2010, the Company changed its name to China Domestica Bio-technology Holdings, Inc.  The Company’s fiscal year end is March 31st.  The Company was previously engaged in the computer software business. The Company has not realized revenues from operations as of March 31, 2010 and accordingly is classified as a development stage company.  The company is currently in the development stage and has limited assets and no revenue. In accordance with FASB ASC 915, it is considered a Development Stage Company.

Accounting Basis
These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles in the United States of America consistently applied.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Property and Equipment
Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets using the straight line method.  The cost of maintenance and repairs is expensed as incurred.

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

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company has incurred no advertising expenses during the year ended March 31, 2010 and $1,856 during the year ended March 31, 2009.

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

2.	Summary of Significant Accounting Policies (cont.)

Revenue Recognition
Presently, the Company is in the development stage and as such, has no revenues.  Upon emerging from the development stage the Company will adopt a policy of recognizing revenue when a definitive agreement with a determinable price exists, product delivery and/or invoicing (in each case where there is reasonable assurance of meeting customer-specified criteria) has occurred, and the collectibility of the invoice is reasonably assured.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At March 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of March 31, 2010, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends
The Company is a Development Stage Company and has not yet adopted a policy regarding the payment of dividends.

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

2.	Summary of Significant Accounting Policies (Cont.)

Foreign Currency Translation
The financial statements are presented in United States Dollars.  During the fiscal year ended, March 31, 2010, the Company was a United States Company and accounted for in US Dollars. Effective with the acquisition of the Company on April 26, 2010, in conjunction with the Common Stock Purchase Agreement, the Company will be changing its’ functional currency to the Chinese Renminbi (RMB) as the Company will be domiciled in the People’s Republic of China (PRC).  This change in functional currency results in a change in accounting principle and pursuant to current accounting literature (ASC 250) changes should be accounted for retrospectively to all prior periods, unless it is impractical to do so.  It was determined impracticable to determine the cumulative effect if this change in accounting principle and the retroactive application of this change to prior years, because the Company’s accounting records do not provide sufficient information to apply this change in functional currency.  As a result, this change will be applied prospectively to the fiscal year ended, March 31, 2011.

In accordance with FASB ASC 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets are translated at the exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective  period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of March 31, 2010, the Company’s has no issued and outstanding warrants or options.

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

2.	Summary of Significant Accounting Policies (Cont.)

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

Recent Accounting Pronouncements
The Company’s Management has evaluated recently issued accounting standards through the filing date of these financial statements and believes that the recently issued accounting standards will not have a material impact on the Company’s financial position, operations, or cash flows.

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

3.	Restatement of Financial Statements

On September 29, 2009, the Company discovered a material error in its accounting that resulted in a misstatement of the financial statements for the fiscal year ended March 31, 2009. The Company failed to record a prepaid expense for officer salaries resulting in an understatement of current assets and an overstatement of operating expenses of $37,500. The Company revalued shares issued for services increasing professional fees and Additional Paid-in Capital by $249,000. The Company also has corrected several smaller errors including certain unrecorded liabilities, property and equipment, and accounts payable. In the year ended March 31, 2009 these errors resulted in the understatement of property and equipment by $960, an understatement of total liabilities by $1,973 and understatement of net loss by $1,013. Below are presented summaries of the difference between the original and restated Balance Sheets for the year ended March 31, 2009 and Statements of Operations and Statements of Cash Flows for the year ended March 31, 2009.

BALANCE SHEET

ASSETS

	March 31,	March 31,
	2009	2009
	(Original)	(Restated)
Current Assets
Cash	$11,321	$11,327
Prepaid Officer Salary	-	37,500
Total Current Assets	11,321	48,827

Property and Equipment, net	3,620	4,580
Total Assets	$14,941	$53,407

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

3.	Restatement of Financial Statements (Cont.)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	March 31,
	2009	2009
	(Original)	(Restated)
Current Liabilities
Accounts payable	$-	$1,973
Related Party Payable	-	-
Total Current Liabilities	-	1,973
Stockholders' Equity

Common stock: $0.001 par value, 75,000,000 shares authorized, 2,294,250 issued and outstanding	2,294	51
Additional paid in capital	173,131	424,374
Deficit accumulated during the development stage	(160,484)	(372,991)
Total Stockholders' Equity	14,941	51,434

Total Liabilities and Stockholders' Equity	$14,941	$53,407

STATEMENT OF OPERATIONS

	March 31,
	2009	2009
	(Original)	(Restated)

REVENUES	$-	$-

OPERATING EXPENSES
Officer Salaries	-	12,500
Professional fees	-	17,162
Professional fees-related party	-	304,250
Depreciation expense	402	924
General and administrative	137,289	13,561
Total Operating Expenses	137,691	348,397
LOSS FROM OPERATIONS	(137,691)	(348,397)

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

3.	Restatement of Financial Statements (Cont.)

OTHER EXPENSES
Interest income	111	117
Impairment expense	-	(1,327)
Total Other Income (Expense)	111	(1,210)

NET LOSS BEFORE INCOME TAXES	(137,691)	(349,607)
INCOME TAX EXPENSE	-	-

NET LOSS	$(137,580)	$(349,607)

BASIC LOSS PER SHARE	$(0.80)	$(2.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ( After effect of 1 for 46 share reverse split)	171,417	171,124

STATEMENT OF  CASH FLOWS
	For the year ended
	March 31,
	2009	2009
	(Original)	(Restated)
OPERATING ACTIVITIES

Net loss	$(130,580)	$(349,607)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Common stock issued for services	8,000	257,000
Prepaid officer salaries	-	(37,500)
Depreciation and amortization	402	924
Impairment of fixed assets	-	1,327
Changes in operating assets and liabilities:
Change in accounts payable	-	1,643
Net Cash Used in Operating Activities	(129,178)	(126,213)

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

3.	Restatement of Financial Statements (Cont.)
INVESTING ACTIVITIES
Purchase of fixed assets	(2,721)	(5,680)
Sale of fixed assets	-	-
Net Cash Used in Investing Activities	(2,721)	(5,680)

FINANCING ACTIVITIES
Related party payable	-	-
Common stock repurchased and retired	(7,000)	(7,000)
Issuance of common stock for cash	102,425	102,425
Net Cash Provided by Financing Activities	95,425	95,425

NET INCREASE(DECREASE) IN CASH	(36,474)	(36,468)
CASH AT BEGINNING OF PERIOD	47,795	47,795
CASH AT END OF PERIOD	$11,321	$11,321

Schedule of noncash investing and financing activities
Common stock issued for services		$257,000
Impairment of Fixed Assets		$1,327

4.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

5.	Property And Equipment

Property and equipment are stated at cost.  Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $1,664 and $924, respectively.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.

At the close of the fiscal year ended March 31, 2009 the Company’s management impaired the value of a trailer and the land held on the company books due to the fact that the Company sold these pieces of property and equipment subsequent to the balance sheet date but prior to the release of the financial statements for a price lower than the carrying value.  The Company impaired these two items at the close of the fiscal year ended March 31, 2009 by a total of $1,327 to more accurately reflect the market value at year end.  The remaining laptop computer and marketing materials having a Net Book Value of $1,516 were donated to charity subsequent to the balance sheet date.  Accordingly, the Company's management impaired the value of these items on the Company's books at March 31, 2010 by a total of $1,516 to accurately reflect the market value at year end.

Total impairment losses reported on the Company's books for the years ended March 31, 2010 and 2009 were $1,516 and $1,327, respectively.

6.	Capital Stock

On August 8, 2006, the Company received $3,000 from its founder for 6,522 shares of its common stock. On March 20, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under. The Company issued 150,000 shares of its common stock at a price of $0.46 per share for $69,000 in cash.

On June 12, 2008, 1,522 shares of common stock were issued for service valued at $7,000, on June 30, 2008, the Company issued 22,266 shares of its common stock for  $102,425 and on January 1, 2009 the Company issued an additional 21,739 shares of common stock for services to its President for having met certain Company milestones valued at $250,000. On March 11, 2009, the Company repurchased and retired 152,174 shares of its common stock for $7,000.  The shares were purchased from the estate of one of the Company's deceased directors.

On June 29, 2010, the Company effected a one for forty six (1:46) reverse stock split of the outstanding shares of Common Stock.  The reverse stock split reduced the number of issued and outstanding shares of common stock of the Company from 2,294,250 shares outstanding prior to the reverse stock split to 49,896 shares outstanding after the reverse stock split.  The Company issued an additional 21 shares of common stock in connection with the reverse stock split due to the rounding up of fractional shares.  This reverse stock split became effective June 29, 2010. These financial statements show the retroactive effect of this reverse stock split.

At March 31, 2010, there were no outstanding stock options or warrants.

7.	Income Taxes

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

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

7.	Income Taxes (Cont.)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	March 31,
	2010	2009
Income tax expense at statutory rate	$(23,602)	$(136,347)

Valuation allowance	23,602	136,347

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of March 31:

	2010	2009
Net Operating Loss Carryover	$(169,069)	$	(145,466)

Valuation allowance	169,069		145,466

Net deferred tax asset	$-		$-

The Company has a net operating loss carryover of $433,510 as of March 31, 2010 which expires in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At March 31, 2010 and 2009, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

8.	Related Party Transactions

As of March 31, 2010 and 2009, the Company owed $4,600 and $0, respectively, to its former President and CEO.  This note payable is noninterest bearing, unsecured and due on demand.

On December 4, 2008 the Company entered into an employment agreement with its President and CEO for $50,000 annual salary beginning on January 1, 2009 and terminating on December 31, 2013.  On January 1, 2010 this agreement was terminated and no further salary is owed or to be accrued.

9.	Subsequent Events

On March 16, 2010, Cienega Creek Holdings, Inc., (the “Company”) entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired one million two hundred ninety nine thousand (1,299,000) shares of the Company’s common stock. The transaction closed on March 18, 2010. Following the transaction, Belmont Partners, LLC controlled approximately 56.61% of the Company’s outstanding capital stock.

On April 26, 2010, Cienega Creek Holdings, Inc. (the “Company”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among China Sheng Yong Bio-pharmaceutical Holding Company Limited, a British Virgin Islands limited company (the “Buyer”), Belmont Partners, LLC, a Virginia limited liability company (the “Seller”), and the Company.  Pursuant to the terms of the Purchase Agreement, on April 26, 2010 (the “Closing Date”), the Buyer acquired from the Seller 1,299,000 shares (the “Purchased Stock”), or approximately 56.62%, of the issued and outstanding common stock of the Company.  In consideration for the sale of the Purchased Stock, the Buyer paid the Seller $280,000 and the Company agreed to issue to the Seller shares of its common stock (the “Issued Stock”) such that the Seller will own 5% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as of yet unidentified target corporation contemplated by the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the then current officer and director of the Company resigned on the Closing Date and Qingyu Meng was named President and Director of the Company and Yung Kong Chin was named Secretary and Director of the Company.  Qingyu Meng  is a director and President of the Buyer and Yung Kong Chin is a director and Secretary of the Buyer.  The resignation of the current director and the naming of Yung Kong Chin and Qingyu Meng as directors will take effect on the tenth day following the mailing by the Company of an information statement that complies with the requirements of Section 14f-1 of the Securities Exchange Act of 1934.  Joseph J. Meuse, the former President and a current director of the Company, is a managing member of the Seller.

China Domestica Bio-Technology Holdings, Inc.
(formerly Cienega Creek Holdings, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 & 2009

9.	Subsequent Events (Cont.)

On June 29, 2010 the company amended its Articles of Incorporation as follows:

•	Changed the name of the Corporation to “China Domestica Bio-technology Holdings, Inc.”.

•	Authorized up to 10,000,000 shares of “blank check” preferred stock to be designated in such series and with such preferences as the Board of Directors shall determine.

•
To effect a one for forty-six (1:46) reverse stock split of the outstanding shares of Common Stock. This reverse stock split became effective June 29, 2010. These financial statements give retroactive effect to the reverse stock split.

In September 2010, Michael Klinicki, our former CEO and President, agreed to waive repayment of $4,600 owed to him by the Company.

The Company's management has reviewed all material subsequent events through the filing date of these financial statements in accordance with ASC 885-10, and has determined that there are no further material subsequent events to report.

