Form 10-Q
period 2010-06-30
China Domestica Bio-technology Holdings, Inc.
filed 2011-07-14
CIK 1380706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-53364

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
 (Exact name of Registrant as Specified in its Charter)

Nevada	20-5432794
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 2303, 2304 ShenFang Square, 3005 RenMing
Road South, LuFung District, Shenzhen, China 518001
(Address of Principal Executive Offices) (Zip Code)

(86) 13168096855
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of July 11, 2011, the registrant had 49,896 shares of common stock outstanding (giving effect to the 1-for-46 reverse stock split which took effect on June 29, 2010).

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Balance Sheet)

	(UNAUDITED) June 30, 2010 US$	(AUDITED) March 31, 2010 US$
Current assets
Cash and cash equivalents	215	215
Total current assets	215	215

Fixed assets
Computer equipment
Less: accumulated depreciation
Net fixed assets

Total assets	215	215

Liabilities
Accounts payable and accrued liabilities	200	200
Due to related parties	4,600	4,600
Other payables	862
Total liabilities	5,662	4,800

Stockholders' equity (deficit)
Common stock	51	51
Additional paid-in capital	428,874	428,874
Accumulated deficit during the development stage	(434,372)	(433,510)
Total stockholders' equity (deficit)	(5,447)	(4,585)

Total liabilities and stockholders' equity (deficit)	215	215

Nature and Continuance of Operation—Note 1
The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Statement of Operations)
(Unaudited)

	Three months Ended June 30, 2010 US$	Three months Ended June 30, 2009 US$	August 17, 2006 (inception) through June 30, 2010 US$
Revenues

Operating expenses
Officer salaries			50,000
Professional fees	862		37,717
Professional fees - related party			306,700
Depreciation expense		151	2,936
General & administrative expenses		8,564	35,716
Total operating expenses	862	8,715	433,069

Loss from operation	(862)	(8,715)	(433,069)

Other income (expense)
Interest income		5	1,540
Loss on disposal of fixed assets			(1,516)
Impairment expense			(1,327)
Total other income (expense)		5	(1,303)

Loss before income taxes	(862)	(8,710)	(434,372)

Net loss	(862)	(8,710)	(434,372)

Earnings (loss) per common share
Common share outstanding (after effect of 1 for 46 share reverse stock split occurred on June 29, 2010)	49,896	49,896

The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Statement of Cash Flows)
(Unaudited)

	Three months Ended June 30, 2010 US$	Three months Ended June 30, 2009 US$	August 17, 2006 (inception) through June 30, 2010 US$
Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	(862)	(8,710)	(434,372)

Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities
Common stock issued for services			257,000
Depreciation and amortization		151	2,936
Impairment of fixed assets			1,327
Loss on disposal of fixed assets			1,516
Changes in operating assets and liabilities:
Prepaid officer's salaries
Increase (decrease) in accounts payable	862		1,026
Net cash provided by (used in) operating activities	0	(8,559)	(170,531)

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets			(7,179)
Sale of fixed assets			1,400
Net cash provided by (used in) investing activities			(5,779)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from loan by related party			9,100
Common stock purchased and retired			(7,000)
Issuance of common stock for cash			174,425
Net cash provided by (used in) financing activities			176,525

Net increase (decrease) in cash and cash equivalents		(8,559)	215
Cash and cash equivalents, beginning of period	215	11,321
Cash and cash equivalents, end of period	215	2,762	215

Supplemental disclosure of Cash Flow Information
Interest paid
Income taxes paid

Schedule of Non Cash investing and financing activities
Common stock issued for services			257,000
Impairment of fixed assets			1,327
Loss on disposal of fixed assets			1,516
Forgiveness of debt from related party			4,500

The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Statement of Stockholders’ Equity)
(Unaudited)

	Common Stock
		Amount	Additional Paid In Capital	Deficit Accumulated during the Development Stage	Total
	Shares	US$	US$	US$	US$
Balance, August 17, 2006
Common shares issued for cash, $0.46 per share between August 2006 and March 2007	156,522	157	71,843		72,000
Net loss for the period from inception on August 17, 2006 through March 31, 2007				(2,640)	(2,640)
Balance, March 31, 2007	156,522	157	71,843	(2,640)	(69,360)
Net loss for the year ended March 31, 2008				(20,744)	(20744)
Balance, March 31, 2008	156,522	157	71,843	(23,384)	48,616
Common shares issued for services, $4.6 per share on June 12, 2008	1,522	2	6,998		7,000
Common shares issued for cash, $4.6 per share on June 30, 2008	22,266	22	102,403		102,425
Common shares issued for services at $11.5 per share on January 1, 2009	21,739	22	249,978		250,000
Common shares repurchased and retired at $0.046 per share on March 11, 2009	(152,174)	(152)	(6,848)		(7000)
Additional shares issued in the 1 for 46 share reverse stock split due to rounding up of fractional shares	21
Net loss for the year ended March 31, 2009				(349,607)	(349,607)
Balance, March 31, 2009 (Restated)	49,896	51	424,374	(372,991)	51,434
Forgiveness of debt from related party			4,500		4,500
Net loss for the year ended March 31, 2010				(60,519)	(60,519)
Ending Balance, March 31, 2010	49,896	51	428,874	(433,510)	(4,585)
Net loss for three months ended June 30, 2010				(862)	(862)
Ending Balance, June 30, 2010	49,896	51	428,874	(434,372)	(5,447)

The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Notes To The Interim Financial Statements)
(June 30, 2010) (Stated in US Dollars)
(Unaudited)
Note 1. Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements. The results of operations for the period ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Note 2. Going Concern

We incurred a net loss of approximately $60,519 for the fiscal year ended March 31, 2010, and a cumulative net loss of approximately $434,372 since inception (August 17, 2006) through June 30, 2010, and there is substantial doubt about our ability to continue as a going concern.  As of June 30, 2010, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Note 3. Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates  which have been made using  careful judgment. Actual results may vary from these estimates. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”.  The Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Revenue Recognition

Presently, the Company is in the development stage and as such, has no revenues.  Upon emerging from the development stage the Company will adopt a policy of recognizing revenue when a definitive agreement with a determinable price exists, product delivery and/or invoicing (in each case where there is reasonable assurance of meeting customer-specified criteria) has occurred, and the collectability of the invoice is reasonably assured.

Use of Estimates

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position.  Forward looking statements in this report include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, our plans to consider possible acquisitions, statements with respect to our expectations or beliefs with respect to future competition and statements concerning our need for and ability to attract additional capital, and other risks and factors set forth from time to time in our filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Plan of Operations

We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations.

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

We will need additional capital in fiscal 2011.  As of June 30, 2010, we had $215 in cash and cash equivalents.  During the most recent fiscal year, we made certain cost reductions.  We have no remaining employees.  Our former CEO Michael Klinicki agreed to terminate his employment agreement effective as of January 1, 2010.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

We did not earn any revenues during the three-month periods ending June 30, 2010 and 2009.  During the three-month period ended June 30, 2010, we incurred operating expenses in the amount of $862, compared to operating expenses of $8,715 incurred during the same period in 2009.  These operating expenses were comprised of professional fees of $862 (as compared to $0 in 2009), depreciation expense of $0 (as compared to $151 in 2009), and general and administrative costs of $0 (as compared to $8,564 in 2009).

The decrease in operating expenses during the three months ended June 30, 2010, compared to the three month period ended June 30, 2009, was due to a decrease in general and administrative costs and depreciation expense, partially offset by an increase in professional fees.

Liquidity and Capital Resources

At its current level of operations, the Company will need to begin profitable operations and/or raise additional capital during the next fiscal year.  As of June 30, 2010, the Company had not generated any revenue and had $215 in cash and cash equivalents and owed accounts payable and accrued liabilities of $200, other payables of $862, and owed $4,600 to Michael Klinicki pursuant to a note.  Despite the reductions in expenses mentioned above, we will not have enough capital resources available to continue operating through the end of our next fiscal year.  We estimate that we will require minimum additional funding in fiscal year 2011 of approximately $30,000 to fund our operations.  Our ability to continue operating depends on our ability to locate and merge with a business generating revenues.  If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

Going Concern

We incurred a net loss of approximately $60,519 for the fiscal year ended March 31, 2010, and a cumulative net loss of approximately $434,372 since inception (August 17, 2006) through June 30, 2010, and there is substantial doubt about our ability to continue as a going concern.  As of June 30, 2010, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Policies

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

Revenue Recognition

Presently, the Company is in the development stage and as such, has no revenues.  Upon emerging from the development stage the Company will adopt a policy of recognizing revenue when a definitive agreement with a determinable price exists, product delivery and/or invoicing (in each case where there is reasonable assurance of meeting customer-specified criteria) has occurred, and the collectability of the invoice is reasonably assured.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting standards through the filing date of these financial statements and believes that the recently issued accounting standards will not have a material impact on the Company’s financial position, operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. During this evaluation, several material weaknesses were identified. As a result of the material weaknesses, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of June 30, 2010, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

(b)          Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 or Rule 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently involved in any material pending legal proceeding.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 13, 2011

CHINA DOMESTICA BIO-
TECHNOLOGY HOLDINGS, INC.

By:	/s/ Qingyu Meng
Qingyu Meng
President
(Principal Executive Officer)

By:	/s/ Yung Kong Chin
Yung Kong Chin
Secretary
(Principal Financial and Accounting Officer)