Form 10-Q
period 2010-09-30
China Domestica Bio-technology Holdings, Inc.
filed 2011-07-18
CIK 1380706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-53364

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	20-5432794
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

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
Yes ☒ No ☐

As of July 11, 2011, the registrant had 49,896 shares of common stock outstanding.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Balance Sheet)

	(UNAUDITED)	(AUDITED)
	September 30,	March 31,
	2010	2010

	US$	US$
Current assets
Cash and cash equivalents	215	215
Total current assets	215	215

Fixed assets
Computer equipment
Less: accumulated depreciation
Net fixed assets

Total assets	215	215

Liabilities
Accounts payable and accrued liabilities	200	200
Due to related parties	0	4,600
Other payables	8,156	0
Total liabilities	8,356	4,800

Stockholders' equity (deficit)
Common stock	51	51
Additional paid-in capital	428,874	428,874
Accumulated deficit during the development stage	(437,066)	(433,510)
Total stockholders' equity (deficit)	(8,141)	(4,585)

Total liabilities and stockholders' equity (deficit)	215	215

Nature and Continuance of Operation—Note 1
The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Statement of Operations)
(Unaudited)

	Three months Ended September 30, 2010	Three months Ended September 30, 2009	Six months Ended September 30, 2010	Six months Ended September 30, 2009	August 17, 2006 (inception) through September 30, 2010
	US$	US$	US$	US$	US$
Revenues

Operating expenses
Officer salaries		12,500		25,000	50,000
Professional fees	7,294	500	8,156	6,499	45,011
Professional fees related party					306,700
Depreciation expense		218		437	2,936
General & administrative expenses		1,513		4,084	35,716
Total operating expenses	7,294	14,731	8,156	36,020	440,363

Loss from operations	(7,294)	(14,731)	(8,156)	(36,020)	(440,363)

Other income (expense)
Interest income		5		10	1,540
Loss on disposal of fixed assets					(1,516)
Impairment expense					(1,327)
Cancellation of Debt	4,600		4,600		4,600
Total other income (expense)	4,600	5	4,600	10	3,297

Loss before income taxes	(2,694)	(14,726)	(3,556)	(36,010)	(437,066)

Net loss	(2,694)	(14,726)	(3,556)	(36,010)	(437,066)

Earnings (loss) per common share	(0.15)	(0.30)	(0.16)	(0.72)
Common shares outstanding (after effect of 1 for 46 share reverse stock split occurred on June 29, 2010)	49,896	49,896	49,896	49,896

The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Statement of Cash Flows)
(Unaudited)

	Six months	Six months	August 17, 2006
	Ended	Ended	(inception)
	September 30, 2010	September 30, 2009	through September 30, 2010
	US$	US$	US$
Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	(3,556)	(36,010)	(437,066)

Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities
Common stock issued for services			257,000
Depreciation and amortization		437	2,936
Impairment of fixed assets			1,327
Loss on disposal of fixed assets			1,516
Cancellation of Debt	(4,600)		(4,600)
Changes in operating assets and liabilities:
Prepaid officer's salaries		25,000
Increase (decrease) in accounts payable	8,156		8,356
Net cash provided by (used in) operating activities	0	(10,573)	(170,531)

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets			(7,179)
Sale of fixed assets			1,400
Net cash provided by (used in) investing activities			(5,779)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from loan by related party		1,500	9,100
Common stock purchased and retired			(7,000)
Issuance of common stock for cash			174,425
Net cash provided by (used in) financing activities		1,500	176,525

Net increase (decrease) in cash and cash equivalents		(9,073)	215
Cash and cash equivalents, beginning of period	215	11,327
Cash and cash equivalents, end of period	215	2,254	215

Supplemental disclosure of Cash Flow Information
Interest paid
Income taxes paid

Schedule of Non Cash investing and financing activities
Common stock issued for services			257,000
Cancellation of Debt	4,600		4,600
Impairment of fixed assets			1,327
Loss on disposal of fixed assets			1,516
Forgiveness of debt from related party			4,500

The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Statement of Stockholders’ Equity)
(Unaudited)

	Common Stock
		Amount	Additional Paid In Capital	Deficit Accumulated during the Development Stage	Total

	Shares	US$	US$	US$	US$
Balance, August 17, 2006
Common shares issued for cash, $0.46 per share between August 2006 and March 2007	156,522	157	71,843		72,000
Net loss for the period from inception on August 17, 2006 through March 31, 2007				(2,640)	(2,640)
Balance, March 31, 2007	156,522	157	71,843	(2,640)	69,360
Net loss for the year ended March 31, 2008				(20,744)	(20,744)
Balance, March 31, 2008	156,522	157	71,843	(23,384)	48,616
Common shares issued for services, $4.6 per share on June 12, 2008	1,522	2	6,998		7,000
Common shares issued for cash, $4.6 per share on June 30, 2008	22,266	22	102,403		102,425
Common shares issued for services at $11.5 per share on January 1, 2009	21,739	22	249,978		250,000
Common shares repurchased and retired at $0.046 per share on March 11, 2009	(152,174)	(152)	(6,848)		(7,000)
Additional shares issued in the 1 for 46 share reverse stock split due to rounding up of fractional shares	21
Net loss for the year ended March 31, 2009				(349,607)	(349,607)
Balance, March 31, 2009 (Restated)	49,896	51	424,374	(372,991)	51,434
Forgiveness of debt from related party			4,500		4,500
Net loss for the year ended March 31, 2010				(60,519)	(60,519)
Ending Balance, March 31, 2010	49,896	51	428,874	(433,510)	(4,585)
Net loss for three months ended June 30, 2010				(862)	(862)
Ending Balance, June 30, 2010	49,896	51	428,874	(434,372)	(5,447)
Net loss for three months ended September 30, 2010				(2,694)	(2,694)
Ending Balance, September 30, 2010	49,896	51	428,874	(437,066)	(8,141)

The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Notes To The Interim Financial Statements)
(September 30, 2010)
(Stated in US Dollars)
(Unaudited)
Note 1. Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements. The results of operations for the period ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Note 2. Going concern

We incurred a net loss of approximately $60,519 for the fiscal year ended March 31, 2010, and a cumulative net loss of approximately $437,066 since inception (August 17, 2006) through September 30, 2010, and there is substantial doubt about our ability to continue as a going concern.  As of September 30, 2010, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

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

We will need additional capital in fiscal 2011. As of September 30, 2010, we had $215 in cash and cash equivalents. During the most recent fiscal year, we made certain cost reductions. We have no remaining employees. Our former CEO Michael Klinicki agreed to terminate his employment agreement effective as of January 1, 2010. In addition, during the quarter ended September 30, 2010, Mr. Klinicki agreed to the cancellation of $4,600 in debts payable to him by the Company.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

We did not earn any revenues during the three-month periods ending September 30, 2010 and 2009.  During the three-month period ended September 30, 2010, we incurred operating expenses in the amount of $7,294, compared to operating expenses of $14,731 incurred during the same period in 2009.  These operating expenses were comprised of officer salaries of $0 (as compared to $12,500 in 2009), professional fees of $7,294 (as compared to $500 in 2009), depreciation expense of $0 (as compared to $218 in 2009), and general and administrative costs of $0 (as compared to $1,513 in 2009).

The decrease in operating expenses during the three months ended September 30, 2010, compared to the three month period ended September 30, 2009, was due to a decrease in officer salaries, general and administrative costs and depreciation expense, partially offset by an increase in professional fees.

Comparison of Six Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

We did not earn any revenues during the six-month periods ending September 30, 2010 and 2009.  During the six-month period ended September 30, 2010, we incurred operating expenses in the amount of $8,156, compared to operating expenses of $36,020 incurred during the same period in 2009.  These operating expenses were comprised of officer salaries of $0 (as compared to $25,000 in 2009), professional fees of $8,156 (as compared to $6,499 in 2009), depreciation expense of $0 (as compared to $437 in 2009), and general and administrative costs of $0 (as compared to $4,084 in 2009).

The decrease in operating expenses during the six months ended September 30, 2010, compared to the six month period ended September 30, 2009, was due to a decrease in officer salaries, general and administrative costs and depreciation expense, partially offset by an increase in professional fees.

Liquidity and Capital Resources

At its current level of operations, the Company will need to begin profitable operations and/or raise additional capital during the next fiscal year.  As of September 30, 2010, the Company had not generated any revenue and had $215 in cash and cash equivalents and owed accounts payable and accrued liabilities of $200 and other payables of $8,156.  Despite the reductions in expenses mentioned above, we will not have enough capital resources available to continue operating through the end of our next fiscal year.  We estimate that we will require minimum additional funding in fiscal year 2011 of approximately $30,000 to fund our operations.  Our ability to continue operating depends on our ability to locate and merge with a business generating revenues.  If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

Going Concern

We incurred a net loss of approximately $60,519 for the fiscal year ended March 31, 2010, and a cumulative net loss of approximately $437,066 since inception (August 17, 2006) through September 30, 2010, and there is substantial doubt about our ability to continue as a going concern. As of September 30, 2010, we had approximately $215 in cash and cash equivalents. In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. During this evaluation, several material weaknesses were identified. As a result of the material weaknesses, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment over financial reporting, management believes as of September 30, 2010, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

Dated:  July 18, 2011

CHINA DOMESTICA BIO-
TECHNOLOGY HOLDINGS, INC.

By:	/s/ Qingyu Meng
Qingyu Meng
President
(Principal Executive Officer)

By:	/s/ Yung Kong Chin
Yung Kong Chin
Secretary
(Principal Financial and Accounting Officer)