Form 10-Q
period 2010-12-31
China Domestica Bio-technology Holdings, Inc.
filed 2011-07-18
CIK 1380706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
(Balance Sheet)

	(UNAUDITED)	(AUDITED)
	December 31,	March 31,
	2010	2010

	US$	US$
Current assets
Cash and cash equivalents	215	215
Total current assets	215	215

Fixed assets
Computer equipment
Less: accumulated depreciation
Net fixed assets

Total assets	215	215

Liabilities
Accounts payable and accrued liabilities	200	200
Due to related parties	0	4,600
Other payables	9,831	0
Total liabilities	10,031	4,800

Stockholders' equity (deficit)
Common stock	51	51
Additional paid-in capital	428,874	428,874
Accumulated deficit during the development stage	(438,741)	(433,510)
Total stockholders' equity (deficit)	(9,816)	(4,585)

Total liabilities and stockholders' equity (deficit)	215	215

Nature and Continuance of Operation—Note 1
The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
(Statement of Operations)
(Unaudited)

	Three	Three	Nine	Nine	August 17, 2006
	months	months	months	months	(inception)
	Ended December 31, 2010	Ended December 31, 2009	Ended December 31, 2010	Ended December 31, 2009	through December 31, 2010
	US$	US$	US$	US$	US$
Revenues

Operating expenses
Officer salaries		12,500		37,500	50,000
Professional fees	1,675	4,755	9,831	10,354	46,686
Professional fees related party					306,700
Depreciation expense		405		1,335	2,936
General and administrative expenses		1,675		4,686	35,716
Total operating expenses	1,675	19,335	9,831	53,875	442,038

Loss from operation	(1,675)	(19,335)	(9,831)	(53,875)	(442,038)

Other income (expense)
Interest income		2		12	1,540
Cancellation of Debt			4,600		4,600
Loss on disposal of fixed assets					(1,516)
Impairment expense					(1,327)
Total other income (expense)		2		12	(3,297)

Loss before income taxes	(1,675)	(19,333)	(5,231)	(53,863)	(438,741)

Net loss	(1,675)	(19,333)	(5,231)	(53,863)	(438,741)

Earnings (loss) per common share	(0.03)	(0.39)	(0.10)	(1.08)
Common shares outstanding (after effect of 1 for 46 share reverse stock split which occurred on June 29, 2010)	49,896	49,896	49,896	49,896

The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
(Statement of Cash Flows)
(Unaudited)

		Nine months	August 17, 2006
	Nine months	Ended	(inception)
	Ended December 31, 2010	December 31, 2009	through December 31, 2010
	US$	US$	US$
Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	(5,231)	(53,863)	(438,741)

Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities
Common stock issued for services			257,000
Cancellation of Debt	(4,600)		(4,600)
Depreciation and amortization		1,335	2,936
Impairment of fixed assets			1,327
Loss on disposal of fixed assets			1,516
Changes in operating assets and liabilities:
Prepaid officer's salaries		37,500
Increase (decrease) in accounts payable	9,831	(773)	10,031
Net cash provided by (used in) operating activities	0	(15,801)	(170,531)

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets			(7,179)
Sale of fixed assets		1,400	1,400
Net cash provided by (used in) investing activities		1,400	(5,779)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from loan by related party		3,500	9,100
Common stock purchased and retired			(7,000)
Issuance of common stock for cash			174,425
Net cash provided by (used in) financing activities		3,500	176,525

Net increase (decrease) in cash and cash equivalents		(10,901)	215
Cash and cash equivalents, beginning of period	215	11,327
Cash and cash equivalents, end of period	215	426	215

Supplemental disclosure of Cash Flow Information
Interest paid
Income taxes paid

Schedule of Non Cash investing and financing activities
Cancellation of Debt	4,600		4,600
Common stock issued for services			257,000
Impairment of fixed assets			1,327
Loss on disposal of fixed assets		1,516	1,516
Forgiveness of debt from related party		4,500	4,500

The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
(Statement of Stockholders’ Equity)
(Unaudited)

	Common Stock
		Amount	Additional Paid In Capital	Deficit Accumulated during the Development Stage	Total
	Shares	US$	US$	US$	US$

Balance, August 17, 2006
Common shares issued for cash, $0.46 per share between August 2006 and March 2007	156,522	157	71,843		72,000
Net loss for the period from inception on August 17, 2006 through March 31, 2007				(2,640)	(2,640)
Balance, March 31, 2007	156,522	157	71,843	(2,640)	69,360
Net loss for the year ended March 31, 2008				(20,744)	(20,744)
Balance, March 31, 2008	156,522	157	71,843	(23,384)	48,616
Common shares issued for services, $4.6 per share on June 12, 2008	1,522	2	6,998		7,000
Common shares issued for cash, $4.6 per share on June 30, 2008	22,266	22	102,403		102,425
Common shares issued for services at $11.5 per share on January 1, 2009	21,739	22	249,978		250,000
Common shares repurchased and retired at $0.046 per share on March 11, 2009	(152,174)	(152)	(6,848)		(7,000)
Additional shares issued in the 1 for 46 share reverse stock split due to rounding up of fractional shares	21
Net loss for the year ended March 31, 2009				(349,607)	(349,607)
Balance, March 31, 2009 (Restated)	49,896	51	424,374	(372,991)	51,434
Forgiveness of debt from related party			4,500		4,500
Net loss for the year ended March 31, 2010				(60,519)	(60,519)
Ending Balance, March 31, 2010	49,896	51	428,874	(433,510)	(4,585)

Net loss for three months ended June 30, 2010				(862)	(862)
Ending Balance, June 30, 2010	49,896	51	428,874	(434,372)	(5,447)
Net loss for three months ended September 30, 2010				(2,694)	(2,694)
Ending Balance September 30, 2010	49,896	51	428,874	(437,066)	(8,141)
Net loss for three months ended December 31, 2010				(1,675)	(1,675)
Ending Balance December 31, 2010	49,896	51	428,874	(438,741)	(9,816)

The accompanying notes are an integral part of these financial statements.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
(Notes To The Interim Financial Statements)
(December 31, 2010)
(Stated in US Dollars)
(Unaudited)
Note 1. Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements. The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Note 2. Going concern

We incurred a net loss of approximately $60,519 for the fiscal year ended March 31, 2010, and a cumulative net loss of approximately $438,741 since inception (August 17, 2006) through December 31, 2010, and there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2010, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

We will need additional capital in fiscal 2011.  As of December 31, 2010, we had $215 in cash and cash equivalents.  During the most recent fiscal year, we made certain cost reductions.  We have no remaining employees.  Our former CEO Michael Klinicki agreed to terminate his employment agreement effective as of January 1, 2010. In addition, during the quarter ended September 30, 2010, Mr. Klinicki agreed to the cancellation of $4,600 in debts payable to him by the Company.

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

Results of Operations

Comparison of Three Months Ended December 31, 2010 and December 31, 2009 (Unaudited)

We did not earn any revenues during the three-month periods ending December 31, 2010 and 2009.  During the three-month period ended December 31, 2010, we incurred operating expenses in the amount of $1,675, compared to operating expenses of $19,335 incurred during the same period in 2009.  These operating expenses were comprised of officer salaries of $0 (as compared to $12,500 in 2009), professional fees of $1,675 (as compared to $4,755 in 2009), depreciation expense of $0 (as compared to $405 in 2009), and general and administrative costs of $0 (as compared to $1,675 in 2009).

The decrease in operating expenses during the three months ended December 31, 2010, compared to the three month period ended December 31, 2009, was due to a decrease in officer salaries, professional fees, general and administrative costs and depreciation expense.

Comparison of Nine Months Ended December 31, 2010 and December 31, 2009 (Unaudited)

We did not earn any revenues during the nine-month periods ending December 31, 2010 and 2009.  During the nine-month period ended December 31, 2010, we incurred operating expenses in the amount of $9,831, compared to operating expenses of $53,875 incurred during the same period in 2009.  These operating expenses were comprised of officer salaries of $0 (as compared to $37,500 in 2009), professional fees of $9,831 (as compared to $10,354 in 2009), depreciation expense of $0 (as compared to $1,335 in 2009), and general and administrative costs of $0 (as compared to $4,686 in 2009).

The decrease in operating expenses during the nine months ended December 31, 2010, compared to the nine month period ended December 31, 2009, was due to a decrease in officer salaries, professional fees, general and administrative costs and depreciation expense.

Liquidity and Capital Resources

At its current level of operations, the Company will need to begin profitable operations and/or raise additional capital during the next fiscal year.  As of December 31, 2010, the Company had not generated any revenue and had $215 in cash and cash equivalents and owed accounts payable and accrued liabilities of $200 and other payables of $9,831.  Despite the reductions in expenses mentioned above, we will not have enough capital resources available to continue operating through the end of our next fiscal year.  We estimate that we will require minimum additional funding in fiscal year 2011 of approximately $30,000 to fund our operations.  Our ability to continue operating depends on our ability to locate and merge with a business generating revenues.  If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

Going Concern

We incurred a net loss of approximately $60,519 for the fiscal year ended March 31, 2010, and a cumulative net loss of approximately $438,741 since inception (August 17, 2006) through December 31, 2010, and there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2010, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. During this evaluation, several material weaknesses were identified. As a result of the material weaknesses, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2010, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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
CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

By:	/s/ Qingyu Meng
Qingyu Meng
President
(Principal Executive Officer)

By:	/s/ Yung Kong Chin
Yung Kong Chin
Secretary
(Principal Financial and Accounting Officer)