Form 10-K
period 2011-03-31
China Domestica Bio-technology Holdings, Inc.
filed 2011-11-18
CIK 1380706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant at the last business day of the Registrant’s most recently completed second fiscal quarter ended September 30, 2010 was approximately$1,073,055, computed at the last reported sales price as of such date for the Registrant's common stock of $49.55.

As of November 14, 2011, the registrant had 49,899 shares of common stock outstanding (giving effect to the 1-for-46 reverse stock split which took effect on June 29, 2010).

PART I

Cautionary Statements Regarding Forward Looking Statements

This report on Form 10-K of China Domestica Bio-technology Holdings, Inc. (referred to herein as “we” or the “Company”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, our plans to consider possible acquisitions, statements with respect to our expectations or beliefs with respect to future competition and statements concerning our need for and ability to attract additional capital.  We have no duty to update these statements.  Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements due to various factors, including the risks, uncertainties and other factors discussed in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (SEC).  Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide risk factors.

Item 2.  Properties.

 We do not own any properties.  During fiscal year 2011 we leased office space from our President Qingyu Meng on a rent-free basis without any lease agreement or obligation.

Item 3.  Legal Proceedings.

We are not currently involved in any material pending legal proceeding.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares are quoted on the inter-dealer electronic quotation and trading system maintained by OTC Markets Group Inc. under the ticker symbol “CDBH.”  Trading of our stock is sporadic and does not constitute an established public market for our shares and hence we are not able to provide high and low bid information for our common shares during the relevant periods.

Holders

As of November 14, 2011, there were approximately 25 record holders of the Company’s Common Stock as reflected on the books of the Company’s transfer agent.

Dividends

The Company had not paid any dividends on its Common Stock and the Board of Directors of the Company presently intends not to declare dividends, but to pursue a policy of retaining earnings, if any, for use in the Company’s operations and to finance expansion of its business.  The declaration and payment of dividends in the future on the Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2011, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.  We granted no options during our fiscal year ended March 31, 2011 and had no options outstanding as of March 31, 2011.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Whereas sales and marketing activities were our focus during fiscal 2009, we were unable to realize any revenues as a result of these activities. As a result of our lack of revenues and inability to secure additional funding to allow business operations to continue, our Board of Directors determined that it was necessary to terminate the execution of our prior business plan, and that a change in business focus was needed and in the best interests of the Company and its shareholders. The goal of the new business plan is to merge with or acquire a revenue-producing business or a development stage business with a high potential for growth.

We will need additional capital in fiscal 2012. As of March 31, 2011, we had $215 in cash and cash equivalents. During recent fiscal years, we made certain cost reductions. We have no remaining employees. Our former CEO Michael Klinicki agreed to terminate his employment agreement effective as of January 1, 2010.

Although we continue to look for ways to raise additional capital, we recognize that it is not likely this will be successful.  As an alternative strategy, we have decided to focus on identifying suitable candidates to merge with or acquire.  We believe that our ability to continue to operate depends on finding a suitable merger target with the ability to raise additional needed capital.  Notwithstanding the elimination of many of our remaining expenses, we may need additional cash during the next twelve months.  As a result of our current limited cash availability we do not anticipate hiring any employees for the foreseeable future.

Results of Operations

Year Ended March 31, 2011 Compared to the Year Ended March 31, 2010

For the year ended March 31, 2011, we incurred a net loss of approximately $61,388, which was approximately $869 more, or 1.4% more than the prior year’s loss of $60,519.  During the fiscal year ended March 31, 2010, the Company terminated its one employee pursuant to the change in its business focus, and its expenses were primarily a result of salary paid to its CEO before his employment agreement was terminated and professional fees associated with being a public company.  During the most recent fiscal year, our expenses were primarily a result of professional fees associated with being a public company.

Operating expenses for the year ended March 31, 2011 of $65,988 increased $6,973 from those of $59,015 for the year ended March 31, 2010 due primarily to: a decrease in officer salaries from 37,500 in 2010 to $0 in 2011, an increase in professional fees from $13,424 in 2010 versus $65,734 in 2011, a decrease in depreciation expense from $1,664 in 2010 to $0 in 2011, and a decrease in general and administrative expense from $6,427 in 2010 to $254 in 2011.

Liquidity and Capital Resources

At its current level of operations, the Company will need to begin profitable operations and/or raise additional capital during the next fiscal year.  As of March 31, 2011, the Company had not generated any revenue and had $215 in cash and cash equivalents and owed accounts payable and accrued liabilities of $200 and other liabilities of $66,188. We estimate that we will require minimum funding in fiscal year 2011 of approximately $30,000 in order to fund our operations.  Our ability to continue operating depends on our ability to locate and merge with a business generating revenues.  If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

Going Concern

We incurred a net loss of approximately $61,388 for the fiscal year ended March 31, 2011, and a cumulative net loss of approximately $494,898 since inception (August 17, 2006) through March 31, 2011, and there is substantial doubt about our ability to continue as a going concern.  As of March 31, 2011, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2011, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of March 31, 2011, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of March 31, 2011, the Company has no issued and outstanding warrants or options.

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

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth, as of November 14, 2011, the name, age and position for each executive officer and Director of the Company.  Our executive officers and Directors serve until death, removal or resignation or until their successors have been duly elected and have qualified.

NAME	AGE	POSITION
Qingyu Meng	42	Director and President
Yung Kong Chin	58	Director and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers and holders of more than 10% of the issued and outstanding shares of our Common Stock to file with the SEC initial reports of ownership, and reports of changes in ownership, of common stock and other equity securities of the Company. Based solely on our review of copies of the reports by some of those persons, the Company believes that, during fiscal year 2011, all of its directors and officers and holders of more than 10% of the issued and outstanding shares of our common stock complied with all reporting requirements under Section 16(a).

Code of Ethics

We do not currently have a code of ethics.  Because we have only limited business operations and only two officers and directors, we believe a code of ethics would have limited utility at this time.

Item 11. Executive Compensation.

The following table shows the compensation of our executive officers for the fiscal years ended March 31, 2011 and March 31, 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards	All Other Compensation

Qingyu Meng
President and Director	2011	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-

Joseph J. Meuse
Former President	2011	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-

Employment Agreements

At present, the Company is operated by its executive officers and directors without compensation and the Company is currently not a party to any employment agreements.

Equity Compensation Plans

As of March 31, 2011, we had no equity compensation arrangements or plans and no options outstanding to purchase shares of our Common Stock.  During the fiscal years ended March 31, 2011, and March 31, 2010, we have not granted any stock options to our named executive officers.  During our fiscal year ended March 31, 2011, none of our named executive officers or directors exercised any options to purchase shares of our Common Stock.

Director Compensation

Directors of our Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of November 14, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 2303, 2304 ShenFang Square, 3005 RenMing Road South, LuFung District, Shenzhen, China 518001. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of November 14, 2011 based upon 49,899 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership		Percent Common Stock
	Officers and Directors
Qingyu Meng	President and Director	28,240	(1)	56.6	%(1)

Yung Kong Chin	Secretary and Director	28,240	(2)	56.6	%(2)

Joseph Meuse 360 Main Street PO Box 393 Washington, Virginia 22747	Former President	-	(3)	-	(3)

All officers and directors as a group (three persons named above)		28,240		56.6%

	5% Security Holders

China Sheng Yong Bio-pharmaceutical Holding Company Limited		28,240		56.6%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the fiscal year ending March 31, 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Item 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered for the Company by Moore & Associates Chartered, the Company’s principal accountants until August 7, 2009, Seale and Beers, CPAs, the Company’s principal accountants from August 7, 2009 until January 11, 2011, and Stan J. H. Lee, CPAs, the Company’s principal accountants from January 11, 2011 through the present, for the years ended March 31, 2011 and 2010 are set forth below.

	Year 2010	Year 2011

AUDIT FEES	$10,270	$7,165
AUDIT-RELATED FEES	$0	$0
TAX FEES	$0	$0
ALL OTHER FEES	$0	$0
TOTAL	$10,270	$7,165

Audit Fees for the fiscal years ended March 31, 2011 and 2010 were for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.  Amounts included are for the respective year’s audit work.

Audit-Related Fees as of the years ended March 31, 2011 and 2010 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended March 31, 2011 and 2010 were for professional services related to tax compliance, tax authority audit support and tax planning.  Amounts are included in the year billed.

As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01 I (7) (i) I under Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.	Listing of Documents

(1)	Financial Statements.

Reports of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2011 and 2010

Statements of Operations for the Years Ended March 31, 2011 and 2010 and from Inception (August 17, 2006) to March 31, 2011

Statement of Stockholders’ Equity (Deficit) for the Years Ended March 31, 2011 and 2010 and from Inception (August 17, 2006) to March 31, 2011

Statements of Cash Flows for the Years Ended March 31, 2011 and 2010 and from Inception (August 17, 2006) to March 31, 2011

Notes to Financial Statements

(3)	The following Exhibits are filed as part of this report on Form 10-K:

3.1	Articles of Incorporation (as amended, incorporated by reference to Exhibit 3.1 to the Form 10-K of the Company filed with the SEC on December 3, 2010)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Form SB-2 of the Company filed with the SEC on July 12, 2007)

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

CHINA DOMESTICA BIO- TECHNOLOGY HOLDINGS, INC.

Date: November 17, 2011	By: /s/ Qingyu Meng
Qingyu Meng, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 17, 2011	By: /s/ Qingyu Meng
Qingyu Meng, President and Director

Date: November 17, 2011	By: /s/ Yung Kong Chin
Yung Kong Chin, Secretary and Director

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
 (A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

For the Fiscal Years Ended
March 31, 2011 and 2010

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Domestica Bio-technology Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of China Domestica Bio-technology Holdings, Inc. (A Development Stage Company) as of March 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended March 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Domestica Bio-technology Holdings, Inc. (A Development Stage Company) as of March 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses since inception and has not yet established a source of revenues sufficient to cover operating expenses. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 31, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Stan J.H. Lee, CPA
2160 North Central Rd.  Suite 209  Fort Lee  NJ 07024
Mailing address: P.O. Box 436402  San Diego  CA  92143-9402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Domestica Bio-technology Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of China Domestica Bio-technology Holdings, Inc. (a Development Stage Company) as of March 31, 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of China Domestica Bio-technology Holdings, Inc. as of March 31, 2010, were audited by other auditors whose report, dated August 31, 2010, expressed an unqualified opinion on those statements.  Their report included an explanatory paragraph regarding going concern.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Domestica Bio-technology Holdings, Inc. (a Development Stage Company) as of March 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended March 31, 2011 and , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses since inception and has not yet established a source of revenues sufficient to cover operating expenses. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J. H. Lee, CPAs

Stan J. H. Lee, CPAs
August 9, 2011

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
BALANCE SHEETS

	As of
	March 31, 2011	March 31, 2010
Current assets	$215	$215
Cash and cash equivalents
Total current assets	215	215

Fixed assets
Computer equipment
Less: accumulated depreciation
Net fixed assets

Total assets	$215	$215

Liabilities
Accounts payable and accrued liabilities	$200	$200
Due to related parties	0	4,600
Other payables	65,988
Total liabilities	66,188	4,800

Stockholders' equity (deficit)
Common stock	51	51
Additional paid-in capital	428,874	428,874
Accumulated deficit during the development stage	(494,898)	(433,510)
Total stockholders' equity (deficit)	(65,973)	(4,585)

Total liabilities and stockholders' equity (deficit)	$215	$215

See Notes to Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From
	For the fiscal years ended March 31,		inception
			(August 17,
			2006) to
			March 31,
	2011	2010	2011
Revenues	$-	$-	$-

Operating expenses
Officer salaries		37,500	50,000
Professional fees	65,734	13,424	102,589
Professional fees related party		-	306,700
Depreciation expense		1,664	2,936
General & administrative expenses	254	6,427	35,970
Total operating expenses	65,988	59,015	498,195

Loss from operation	(65,988)	(59,015)	(498,195)

Other income (expense)
Interest income		12	1,540
Cancellation of Debt	4,600		4,600
Loss on disposal of fixed assets		(1,516)	(1,516)
Impairment expense		-	(1,327)
Total other income (expense)	4,600	(1,504)	3,297

Loss before income taxes	(61,388)	(60,519)	(494,898)

Provision (benefit) for income Taxes		-

Net loss	$(61,388)	$(60,519)	$(494,898)

Earnings (loss) per common share
Common shares outstanding	$(1.23)	$(1.21)	$
Basic and fully diluted weighted average
Common shares outstanding (after effect of 1 for 46 share reverse stock split occurring June 29, 2010)	49,896	49,896

See Notes to Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (August 17, 2006) to March 31, 2011

	Common Share	Stock Amount	Additional Paid-in Capital	Deficit Accumulated during Development Stage		Total
Balance, August 17, 2006
Common shares issued for cash, $0.46 per share between August 2006 and March 2007	156,522	$157	$71,843	$		$72,000
Net loss for the period from inception on August 17, 2006 through March 31, 2007					-2,640	-2,640
Balance, March 31, 2007	156,522	157	71,843		-2,640	69,360
Net loss for the year ended March 31, 2008					-20,744	-20,744
Balance, March 31, 2008	156,522	157	71,843		-23,384	48,616
Common shares issued for services, $4.6 per share on June 12, 2008	1,522	2	6,998			7,000
Common shares issued for cash, $4.6 per share on June 30, 2008	22,266	22	102,403			102,425
Common shares issued for services at $11.5 per share on January 1, 2009	21,739	22	249,978			250,000
Common shares repurchased and retired at $0.046 per share on March 11, 2009	-152,174	-152	-6,848			-7,000
Additional shares issued in the 1 for 46 share reverse stock split due to rounding up of fractional shares	21					0
Net loss for the year ended March 31, 2009					-349,607	-349,607
Balance, March 31, 2009 (Restated)	49,896	51	424,374		-372,991	51,434
Forgiveness of debt from related party			4,500			4,500
Net loss for the year ended March 31, 2010					-60,519	-60,519
Ending Balance, March 31, 2010	49,896	51	428,874		-433,510	-4,585
Net loss for the year ended March 31, 2011					-61,388	-61,388
Ending Balance, March 31, 2011	49,896	$51	$428,874		$-494,898	$-65,973

See Notes to Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(August 17,
	For year ended March 31,		2006) to March
	2011	2010	31, 2011
Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	$-61,388	$-60,519	$-494,898

Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Common stock issued for services			257,000
Cancellation of Debt	-4,600		-4,600
Depreciation and amortization		1664	2,936
Impairment of fixed assets			1,327
Loss on disposal of fixed assets		1516	1,516
Changes in operating assets and liabilities:
Prepaid officer's salaries		37500
Increase (decrease) in accounts payable	65,988	-1,773	66,188
Net cash provided by (used in) operating activities	0	-21612	-170,531

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets			-7,179
Sale of fixed assets		1400	1400
Net cash provided by (used in) investing activities		1,400	-5,779

Cash Flows Provided By (Used In) Financing Activities
Proceeds from loan by related party		9,100	9,100
Common stock purchased and retired			-7,000
Issuance of common stock for cash			174,425
Net cash provided by (used in) financing activities		9,100	176,525

Net increase (decrease) in cash and cash equivalents	0	-11,112	0
Cash and cash equivalents, beginning of period	215	11,327	215
Cash and cash equivalents, end of period	$215	$215	$215

Supplemental disclosure of Cash Flow Information
Interest paid
Income taxes paid

Schedule of Non Cash investing and financing activities
Common stock issued for services			$257,000
Cancellation of Debt	$4600		$4,600
Impairment of fixed assets			$1,327
Loss on disposal of fixed assets		$1,516	$1,516
Forgiveness of debt from related party		4,500	$4,500

See Notes to Financial Statements

China Domestica Bio-Technology Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 & 2010

Note 1.    Business Organization

China Domestica Bio-technology Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on August 17, 2006 under the name Cienega Creek Holdings, Inc.  .  On June 29, 2010, the Company changed its name to China Domestica Bio-technology Holdings, Inc.  The Company’s fiscal year end is March 31st.  The Company was previously engaged in the computer software business. The Company has not realized revenues from operations as of March 31, 2011 and accordingly is classified as a development stage company.  The company is currently in the development stage and has limited assets and no revenue. In accordance with FASB ASC 915, it is considered a Development Stage Company.

Accounting Basis
These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles in the United States of America consistently applied.

 Note 2.   Summary of Significant Accounting Policies

Cash and Cash Equivalents
For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company has incurred no advertising expenses during the years ended March 31, 2011 and 2010.

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At March 31, 2011, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of March 31, 2011, the deferred tax asset related to the Company's net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of March 31, 2011, the Company’s has no issued and outstanding warrants or options.

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

Note 3.    Going Concern

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

Note 4.    Capital Stock

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

On June 12, 2008, 1,522 shares of common stock were issued for services valued at $7,000, on June 30, 2008, the Company issued 22,266 shares of its common stock for  $102,425 and on January 1, 2009 the Company issued an additional 21,739 shares of common stock for services to its President for having met certain Company milestones valued at $250,000. On March 11, 2009, the Company repurchased and retired 152,174 shares of its common stock for $7,000.  The shares were purchased from the estate of one of the Company's deceased directors.

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

At March 31, 2011, there were no outstanding stock options or warrants.

 Note 5.   Income Taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

Net deferred tax assets consist of the following components as of March 31:

	2011	2010
Net Operating Loss Carryover	$(193,010)	$	(169,069)

Valuation allowance	193,010		169,069

Net deferred tax asset	$-		$-

The Company has a net operating loss carryover of $494,898 as of March 31, 2011 which expires in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At March 31, 2011 and 2010, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Note 6.    Related Party Transactions

As of March 31, 2011 and 2010, the Company owed $0 and $4,600, respectively, to its former President and CEO.  This note payable was non-interest bearing, unsecured and due on demand.

On December 4, 2008 the Company entered into an employment agreement with its President and CEO for $50,000 annual salary beginning on January 1, 2009 and terminating on December 31, 2013.  On January 1, 2010 this agreement was terminated and no further salary is owed or to be accrued.

Note 7.    Commitments and Contingencies

There are no commitments or contingencies to disclose during the twelve months ended March 31, 2011.

Note 8. Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures and determined that there have not been any events that would be required to be reflected in the financial statements or the notes.