Form 10-Q
period 2011-06-30
China Domestica Bio-technology Holdings, Inc.
filed 2011-11-30
CIK 1380706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 17, 2011, the registrant had 49,899 shares of common stock outstanding.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of
	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Current assets	$215	$215
Cash and cash equivalents
Total current assets	215	215

Fixed assets
Computer equipment
Less: accumulated depreciation
Net fixed assets

Total assets	$215	$215

Liabilities
Accounts payable and accrued liabilities	$200	$200
Due to related parties	0	0
Other payables	66,285	65,988
Total liabilities	66,485	66,188

Stockholders' equity (deficit)
Common stock	51	51
Additional paid-in capital	428,874	428,874
Accumulated deficit during the development stage	(495,195)	(494,898)
Total stockholders' equity (deficit)	(66,270)	(65,973)

Total liabilities and stockholders' equity (deficit)	$215	$215

See Notes to Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		From inception (August 17, 2006) to June 30, 2011
	2011	2010
Revenues	$-	$-	$-

Operating expenses
Officer salaries			50,000
Professional fees	297	862	102,886
Professional fees related party			306,700
Depreciation expense			2,936
General & administrative expenses			35,970
Total operating expenses	297	862	498,492

Loss from operation	(297)	(862)	(498,492)

Other income (expense)
Interest income			1,540
Cancellation of Debt			4,600
Loss on disposal of fixed assets			(1,516)
Impairment expense			(1,327)
Total other income (expense)	-	-	3,297

Loss before income taxes	(297)	(862)	(495,195)

Provision (benefit) for income Taxes		-

Net loss	$(297)	$(862)	$(495,195)

Earnings (loss) per common share
Common shares outstanding	(0.01)	(0.02)
Basic and fully diluted weighted average
Common shares outstanding
(after effect of 1 for 46 share reverse stock split occurring June 29, 2010)	49,896	49,896

See Notes to Financial Statements

China Domestica Bio-technology Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
	For three months ended June 30,		From Inception (August 17, 2006) to June 30, 2011
	2011	2010
Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	$-297	$-862	$-495,195

Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Common stock issued for services			257,000
Cancellation of Debt			-4,600
Depreciation and amortization			2,936
Impairment of fixed assets			1,327
Loss on disposal of fixed assets			1,516
Changes in operating assets and liabilities:
Prepaid officer's salaries
Increase (decrease) in accounts payable	297	862	66,485
Net cash provided by (used in) operating activities	0	0	-170,531

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets			-7,179
Sale of fixed assets			1400
Net cash provided by (used in) investing activities		0	-5,779

Cash Flows Provided By (Used In) Financing Activities
Proceeds from loan by related party			9,100
Common stock purchased and retired			-7,000
Issuance of common stock for cash			174,425
Net cash provided by (used in) financing activities		0	176,525

Net increase (decrease) in cash and cash equivalents			0
Cash and cash equivalents, beginning of period	215	215	215
Cash and cash equivalents, end of period	$215	$215	$215

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
See Notes to Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
(Notes to the Interim Financial Statements)
June 30, 2011
 (Unaudited)

Note 1.  Interim Unaudited Financial Statements

The consolidated balance sheet of CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC. (the “Company”) as of June 30, 2011, and the statements of operations and cash flows for the three-month period ended June 30, 2011, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2011, and the results of operations for the three-months ended June 30, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended March 31, 2011.

Note 2. Going-concern

We incurred a net loss of approximately $297 and $61,388 for the 3-months ended June 30, 2011 and for the fiscal year ended March 31, 2011, respectively, and a cumulative net loss of approximately $495,195 since inception (August 17, 2006) through June 30, 2011, and there is substantial doubt about our ability to continue as a going concern.  As of June 30, 2011, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

We estimate that we will require minimum funding in fiscal year 2012 of approximately $30,000 in order to fund our operations.  Although we are actively seeking new sources of equity and to reduce our expenses while seeking a suitable merger candidate,  there can be no assurances that we will be able to raise additional capital on terms that are acceptable to us or at all.  Additionally, there can be no assurance that we will be able to find a suitable merger candidate.

Note 3. Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgments. Actual results may vary from these estimates. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, "Development Stage Entity".  The Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Note 4.  Commitments and Contingencies

There are no commitments or contingencies to disclose during the three-months ended June 30, 2011.

Note 5.  Subsequent Events

Management has evaluated subsequent events and their impact on the reported results and disclosures and determined that there have not been any events that would be required to be reflected in the financial statements or the notes.

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

We will need additional capital in fiscal 2012.  As of June 30, 2011, we had $215 in cash and cash equivalents.  During recent fiscal years, we made certain cost reductions.  We have no remaining employees.  Our former CEO Michael Klinicki agreed to terminate his employment agreement effective as of January 1, 2010. In addition, during the quarter ended September 30, 2010, Mr. Klinicki agreed to the cancellation of $4,600 in debts payable to him by the Company.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

We did not earn any revenues during the three-month periods ending June 30, 2011 and 2010.  During the three-month period ended June 30, 2011, we incurred operating expenses in the amount of $297, compared to operating expenses of $862 incurred during the same period in 2010.  These operating expenses were comprised solely of professional fees.

Liquidity and Capital Resources

At its current level of operations, the Company will need to begin profitable operations and/or raise additional capital during the next fiscal year.  As of June 30, 2011, the Company had not generated any revenue and had $215 in cash and cash equivalents and owed accounts payable and accrued liabilities of $200 and other payables of $66,285.  Despite the reductions in expenses mentioned above, we will not have enough capital resources available to continue operating through the end of our next fiscal year.  We estimate that we will require minimum additional funding in fiscal year 2012 of approximately $30,000 to fund our operations.  Our ability to continue operating depends on our ability to locate and merge with a business generating revenues.  If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

Going Concern

We incurred a net loss of approximately $297 for the three months ended June 30, 2011, and a cumulative net loss of approximately $495,195 since inception (August 17, 2006) through June 30, 2011, and there is substantial doubt about our ability to continue as a going concern.  As of June 30, 2011, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

We estimate that we will require minimum funding in fiscal year 2012 of approximately $30,000 in order to fund our operations.  Although we are actively seeking new sources of equity and reduce our expenses while seeking a suitable merger candidate, there can be no assurances that we will be able to raise additional capital on terms that are acceptable to us or at all.  Additionally, there can be no assurance that we will be able to find a suitable merger candidate.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. During this evaluation, several material weaknesses were identified. As a result of the material weaknesses, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of June 30, 2011, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

None.

Item 6.  Exhibits.

Exhibits:

31.1*           Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2*           Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*           Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2*           Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 22, 2011
CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

By:	/s/ Qingyu Meng
Qingyu Meng
President
(Principal Executive Officer)

By:	/s/ Yung Kong Chin
Yung Kong Chin
Secretary
(Principal Financial and Accounting Officer)