Form 10-Q
period 2011-09-30
China Domestica Bio-technology Holdings, Inc.
filed 2011-11-30
CIK 1380706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 21, 2011, the registrant had 49,899 shares of common stock outstanding.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

China Domestica Bio-technology Holdings, Inc.
Balance Sheets
	As of
	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Current assets	215	215
Cash and cash equivalents
Total current assets	215	215

Fixed assets
Computer equipment
Less: accumulated depreciation
Net fixed assets

Total assets	215	215

Liabilities
Accounts payable and accrued liabilities	200	200
Due to related parties	0	0
Other payables	81,584	65,988
Total liabilities	81,784	66,188

Stockholders' equity (deficit)
Common stock	51	51
Additional paid-in capital	428,874	428,874
Accumulated deficit during the development stage	(510,494)	(494,898)
Total stockholders' equity (deficit)	(81,569)	(65,973)

Total liabilities and stockholders' equity (deficit)	215	215

See Notes to Financial Statements

China Domestica Bio-technology Holdings, Inc.
Statements of Operations
(Unaudited)
	Three months ended September 30,		Six months ended September 30,		From inception (August 17, 2006) to September 30, 2011
	2011	2010	2011	2010
Revenues

Operating expenses
Officer salaries					50,000
Professional fees	15,299	7,294	15,596	8,156	118,185
Professional fees related party					306,700
Depreciation expense					2,936
General & administrative expenses					35,970
Total operating expenses	15,299	7,294	15,596	8,156	513,791

Loss from operation	(15,299)	(7,294)	(15,596)	(8,156)	(513,791)

Other income (expense)
Interest income					1,540
Cancellation of Debt					4,600
Loss on disposal of fixed assets					(1,516)
Impairment expense					(1,327)
Total other income (expense)			-	-	3,297

Loss before income taxes	(15,299)	(7,294)	(15,596)	(8,156)	(510,494)

Provision (benefit) for income Taxes				-

Net loss	(15,299)	(7,294)	(15,596)	(8,156)	(510,494)

Earnings (loss) per common share
Common shares outstanding	(0.31)	(0.15)	(0.31)	(0.16)
Basic and fully diluted weighted average
Common shares outstanding
(after effect of 1 for 46 share reverse stock split occurring June 29, 2010)	49,896	49,896	49,896	49,896

See Notes to Financial Statements

China Domestica Bio-technology Holdings, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From Inception (August 17, 2006) to September 30, 2011
	Common Share	Stock Amount	Additional Paid-in Capital	Deficit Accumulated during Development Stage	Total
Balance, August 17, 2006
Common shares issued for cash, $0.46 per share between August 2006 and March 2007	156,522	157	71,843		72,000
Net loss for the period from inception on August 17, 2006 through March 31, 2007				-2,640	-2,640
Balance, March 31, 2007	156,522	157	71,843	-2,640	69,360
Net loss for the year ended March 31, 2008				-20,744	-20,744
Balance, March 31, 2008	156,522	157	71,843	-23,384	48,616
Common shares issued for services, $4.6 per share on June 12, 2008	1,522	2	6,998		7,000
Common shares issued for cash, $4.6 per share on June 30, 2008	22,266	22	102,403		102,425
Common shares issued for services at $11.5 per share on January 1, 2009	21,739	22	249,978		250,000
Common shares repurchased and retired at $0.046 per share on March 11, 2009	-152,174	-152	-6,848		-7,000
Additional shares issued in the 1 for 46 share reverse stock split due to rounding up of fractional shares	21				0
Net loss for the year ended March 31, 2009				-349,607	-349,607
Balance, March 31, 2009 (Restated)	49,896	51	424,374	-372,991	51,434
Forgiveness of debt from related party			4,500		4,500
Net loss for the year ended March 31, 2010				-60,519	-60,519
Ending Balance, March 31, 2010	49,896	51	428,874	-433,510	-4,585
Net loss for the year ended March 31, 2011				-61,388	-61,388
Ending Balance, March 31, 2011	49,896	51	428,874	-494,898	-65,973
Net loss for the 3-months period ended June 30, 2011				-297	-297
Ending Balance, June 30, 2011	49,896	51	428,874	-495,195	-66,270
Net loss for the 6-months months period ended September 30,2011				-15,299	-15,299
Ending Balance, September 30, 2011	49,896	51	428,874	-510,494	-81,569

See Notes to Financial Statements

China Domestica Bio-technology Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows
From Inception (August 17, 2006) to September 30, 2011
	For three months ended September 30,		For six months ended September 30,		From Inception (August 17, 2006) to September 30, 2011
	2011	2010	2011	2010
Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	(15,299)	(7,294)	(15,596)	(3,556)	-510,494
					0
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:					0
Common stock issued for services					257,000
Cancellation of Debt				(4,600)	-4,600
Depreciation and amortization					2,936
Impairment of fixed assets					1,327
Loss on disposal of fixed assets					1,516
Changes in operating assets and liabilities:					0
Prepaid officer's salaries					0
Increase (decrease) in accounts payable	15,299	7,294	15,596	8,156	66,188
Net cash provided by (used in) operating activities	0	0	0	0	-186,127

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets					-7,179
Sale of fixed assets					1400
Net cash provided by (used in) investing activities	0	0	0	0	-5,779

Cash Flows Provided By (Used In) Financing Activities
Proceeds from loan by related party					9,100
Common stock purchased and retired					-7,000
Issuance of common stock for cash					174,425
Net cash provided by (used in) financing activities	0	0	0	0	176,525

Net increase (decrease) in cash and cash equivalents					0
Cash and cash equivalents, beginning of period	215	215	215	215	215
Cash and cash equivalents, end of period	215	215	215	215	215

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

See Notes to Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC
(A Development Stage Company)
(Notes to the Interim Financial Statements)
September 30, 2011
(Unaudited)

Note 1.  Interim Unaudited Financial Statements

The balance sheet of CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC. (the “Company”) as of September 30, 2011, and the statements of operations and cash flows for the three-month period ended September 30, 2011, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2011, and the results of operations for the three and six-months ended September 30, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Note 2.  Going-concern

We incurred a net loss of approximately $15,596 and $61,388 for the 6-months ended September 30, 2011 and for the fiscal year ended March 31, 2011, respectively, and a cumulative net loss of approximately $510,494 since inception (August 17, 2006) through September 30, 2011, and there is substantial doubt about our ability to continue as a going concern.  As of September 30, 2011, we had approximately $215 in cash and cash equivalents.  In order to continue to operate, we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05,"Development Stage Entity".  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company's development stage activities.

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

Forward-Looking Statements

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

Note 4. Commitments and Contingencies

There are no commitments or contingencies to disclose during the six-months ended September 30, 2011.

Note 5.  Subsequent Events

Management has evaluated subsequent events and the impact on the reported results and disclosures and determined that there have not been any events that would be required to be reflected in the financial statements or the notes.

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

We will need additional capital in fiscal 2012.  As of September 30, 2011, we had $215 in cash and cash equivalents.  During recent fiscal years, we made certain cost reductions.  We have no remaining employees.  Our former CEO Michael Klinicki agreed to terminate his employment agreement effective as of January 1, 2010. In addition, during the quarter ended September 30, 2010, Mr. Klinicki agreed to the cancellation of $4,600 in debts payable to him by the Company.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

We did not earn any revenues during the three-month periods ending September 30, 2011 and 2010.  During the three-month period ended September 30, 2011, we incurred operating expenses in the amount of $15,299, compared to operating expenses of $7,294 incurred during the same period in 2010.  These operating expenses were comprised solely of professional fees.

Comparison of Six Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

We did not earn any revenues during the six-month periods ending September 30, 2011 and 2010.  During the six-month period ended September 30, 2011, we incurred operating expenses in the amount of $15,596, which was approximately $7,440 or 91.2% more than the Company’s operating expenses of $8,156 incurred during the same period in 2010.  These operating expenses were comprised solely of professional fees.

Liquidity and Capital Resources

At its current level of operations, the Company will need to begin profitable operations and/or raise additional capital during the next fiscal year.  As of September 30, 2011, the Company had not generated any revenue and had $215 in cash and cash equivalents and owed accounts payable and accrued liabilities of $200 and other payables of $81,584.  Despite the reductions in expenses mentioned above, we will not have enough capital resources available to continue operating through the end of our next fiscal year.  We estimate that we will require minimum additional funding in fiscal year 2012 of approximately $30,000 to fund our operations.  Our ability to continue operating depends on our ability to locate and merge with a business generating revenues.  If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

Going Concern

We incurred a net loss of approximately $15,299 for the three months ended September 30, 2011, and a cumulative net loss of approximately $510,494 since inception (August 17, 2006) through September 30, 2011, and there is substantial doubt about our ability to continue as a going concern.  As of September 30, 2011, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. During this evaluation, several material weaknesses were identified. As a result of the material weaknesses, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of September 30, 2011, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

Dated:  November 23, 2011
CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

By:	/s/ Qingyu Meng
Qingyu Meng
President
(Principal Executive Officer)

By:	/s/ Yung Kong Chin
Yung Kong Chin
Secretary
(Principal Financial and Accounting Officer)