Form 10-Q
period 2011-12-31
China Domestica Bio-technology Holdings, Inc.
filed 2012-02-21
CIK 1380706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 13, 2012, the registrant had 49,899 shares of common stock outstanding.

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Balance Sheets.	3

	Statements of Operations.	4

	Statement of Stockholders’ Equity (Deficit).	6

	Statement of Cash Flows.	5

	Notes to Financial Statements.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

	SIGNATURES	14

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC

BALANCE SHEETS

	As of
	Dec 31 2011	Mar 31 2011
	(Unaudited)	(Audited)
Current assets	215	215
Cash and cash equivalents
Total current assets	215	215

Fixed assets
Computer equipment
Less: accumulated depreciation
Net fixed assets
Total fixed assets

Total assets	215	215

Liabilities
Accounts payable and accrued liabilities	200	200
Due to related parties	0	0
Other payables	93,612	65,988
Total liabilities	93,812	66,188

Stockholders' equity(deficit)
Common stock	51	51
Additional paid-in capital	428,874	428,874
Accumulated deficit during the development stage	(522,522)	(494,898)
Total stockholders' equity(deficit)	(93,597)	(65,973)

Total liabilities and stockholders' equity(deficit)	215	215

See Notes to Financial Statements

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended Dec 31		Nine months ended Dec 31		From inception (August 17, 2006) to December 31,
	2011	2010	2011	2010	2011
Revenues

Operating expenses
Officer salaries					50,000
Professional fees	11,528	1,675	27,124	9,831	129,713
Professional fees related party					306,700
Depreciation expense					2,936
General&administrative expenses	500		500		36,470
Total operating expenses	12,028	1,675	27,624	9,831	525,819

Loss from operation	(12,028)	(1,675)	(27,624)	(9,831)	(525,819)

Other income(expense)
Interest income					1,540
Cancellation of Debt				4,600	4,600
Loss on disposal of fixed assets					(1,516)
Impairment expense					(1,327)
Total other income(expense)			-	4,600	3,297

Loss before income taxes	(12,028)	(1,675)	(27,624)	(5,231)	(522,522)

Provision(benefit)for income Taxes				-

Net loss	(12,028)	(1,675)	(27,624)	(5,231)	(522,522)

Earnings(loss) per common share
Common shares outstanding	(0.24)	(0.03)	(0.55)	(0.10)
Basic and fully diluted weighted average

Common shares outstanding (after effect of 1 for 46 share reverse stock split occurring June 29, 2010)	49,896	49,896	49,896	49,896

See Notes to Financial Statements

China Domestica Bio-technology Holdings, Inc.

(A Development Stage Company)

Statement of Cash Flows

From Inception (August 17, 2006) to December 31, 2011

					From Inception
	For three months ended		For nine months ended		(August 17, 2006)
	Dec 31		Dec 31		to December 31,
	2011	2010	2011	2010	2011
Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	(12,028)	(1,675)	(27,624)	(5,231)	-522,522
					0
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:					0
Common stock issued for services					257,000
Cancellation of Debt				(4,600)	-4,600
Depreciation and amortization					2,936
Impairment of fixed assets					1,327
Loss on disposal of fixed assets					1,516
Changes in operating assets and liabilities:					0
Prepaid officer's salaries					0
Increase (decrease) in accounts payable	12,028	1,675	27,624	9,831	66,188
Net cash provided by (used in) operating activities	0	0	0	0	-198,155

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets					-7,179
Sale of fixed assets					1400
Net cash provided by (used in) investing activities	0	0	0	0	-5,779

Cash Flows Provided By (Used In) Financing Activities
Proceeds from loan by related party					9,100
Common stock purchased and retired					-7,000
Issuance of common stock for cash					174,425
Net cash provided by (used in) financing activities	0	0	0	0	176,525

Net increase (decrease) in cash and cash equivalents					0
Cash and cash equivalents, beginning of period	215	215	215	215	215
Cash and cash equivalents, end of period	215	215	215	215	215

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

See Notes to Financial Statements

China Domestica Bio-technology Holdings, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From Inception (August 17, 2006) to December 31, 2011

	Common Share	Stock Amount	Additional Paid-in Capital	Deficit Accumulated during Development Stage	Total
Balance, August 17, 2006
Common shares issued for cash, $0.46 per share between August 2006 and March 2007	156,522	157	71,843		72,000
Net loss for the period from inception on August 17, 2006 through March 31, 2007				-2,640	-2,640
Balance, March 31, 2007	156,522	157	71,843	-2,640	69,360
Net loss for the year ended March 31, 2008				-20,744	-20,744
Balance, March 31, 2008	156,522	157	71,843	-23,384	48,616
Common shares issued for services, $4.6 per share on June 12, 2008	1,522	2	6,998		7,000
Common shares issued for cash, $4.6 per share on June 30, 2008	22,266	22	102,403		102,425
Common shares issued for services at $11.5 per share on January 1, 2009	21,739	22	249,978		250,000
Common shares repurchased and retired at $0.046 per share on March 11, 2009	-152,174	-152	-6,848		-7,000
Additional shares issued in the 1 for 46 share reverse stock split due to rounding up of fractional shares	21				0
Net loss for the year ended March 31, 2009				-349,607	-349,607
Balance, March 31, 2009 (Restated)	49,896	51	424,374	-372,991	51,434
Forgiveness of debt from related party			4,500		4,500
Net loss for the period ended March 31, 2010				-60,519	-60,519
Ending Balance, March 31, 2010	49,896	51	428,874	-433,510	-4,585
Net loss for the period ended March 31, 2011				-61,388	-61,388
Ending Balance, March 31, 2011	49,896	51	428,874	-494,898	-65,973
Net loss for the period ended June 30, 2011				-297	-297
Ending Balance, June 30, 2011	49,896	51	428,874	-495,195	-66,270
Net loss for the period ended September 30,2011				-15,299	-15,299
Ending Balance, September 30, 2011	49,896	51	428,874	-510,494	-81,569
Net loss for the period ended December 31,2011				-12,028	-12,028
Ending Balance, December 31, 2011	49,896	51	428,874	-522,522	-93,597

See Notes to Financial Statements

Note 1.  Interim Unaudited Financial Statements

The consolidated balance sheet of CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC. (the “Company”) as of December 31, 2011, and the statements of operations and cash flows for the nine -months period ended December 31, 2011, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of December 31, 2011, and the results of operations for the three-months ended December 31, 2011.

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

Note 2.Going-concern

We incurred a net loss of approximately $ 27,624 and $61,388 for the 9-months ended December 31, 2011 and for the fiscal year ended March 31, 2011, respectively and a cumulative net loss of approximately $522,522 since inception (August 17, 2006) through December 31, 2011, and there is substantial doubt about our ability to continue as a going concern. As of December 31, 2011, we had approximately $215 in cash and cash equivalents. In order to continue to operate, we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Note 4. Commitments and Contingencies

There is no commitment or contingencies to disclose during the nine-months ended December 31, 2011.

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

We will need additional capital in fiscal 2012. As of December 31, 2011, we had $215in cash and cash equivalents. During recent fiscal years, we made certain cost reductions. We have no remaining employees. Our former CEO Michael Klinicki agreed to terminate his employment agreement effective as of January 1, 2010. In addition, during the quarter ended September 30, 2010, Mr. Klinicki agreed to the cancellation of $4,600 in debts payable to him by the Company.

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

Results of Operations

Comparison of Three Months Ended December 31, 2011 and December 31, 2010 (Unaudited)

We did not earn any revenues during the three-month periods ending December 31, 2011 and 2010. During the three-month period ended December 31, 2011, we incurred operating expenses in the amount of $12,028, compared to operating expenses of $1,675 incurred during the same period in 2010. These operating expenses were comprised primarily of professional fees.

Comparison of Nine Months Ended December 31, 2011 and December 31, 2010 (Unaudited)

We did not earn any revenues during the nine-month periods ending December 31, 2011 and 2010. During the nine-month period ended December 31, 2011, we incurred operating expenses in the amount of $27,624, which was approximately $17,793, or 181%, more than the Company’s operating expenses of $9,831 incurred during the same period in 2010. These operating expenses were comprised primarily of professional fees.

Liquidity and Capital Resources

At its current level of operations, the Company will need to begin profitable operations and/or raise additional capital during the next fiscal year. As of December 31, 2011, the Company had not generated any revenue and had $215 in cash and cash equivalents and owed accounts payable and accrued liabilities of $200 and other payables of $93,812. Despite the reductions in expenses mentioned above, we will not have enough capital resources available to continue operating through the end of our next fiscal year. We estimate that we will require minimum additional funding in fiscal year 2012 of approximately $30,000 to fund our operations. Our ability to continue operating depends on our ability to locate and merge with a business generating revenues. If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

Going Concern

We incurred a net loss of approximately $12,028 for the three months ended December 31, 2011, and a cumulative net loss of approximately $522,522 since inception (August 17, 2006) through December 31, 2011, and there is substantial doubt about our ability to continue as a going concern. As of December 31, 2011, we had approximately $215 in cash and cash equivalents. In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. During this evaluation, several material weaknesses were identified. As a result of the material weaknesses, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment over financial reporting, management believes as of December 31, 2011, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

31.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

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

Dated: February 21, 2012

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

By:	/s/ Yung Kong Chin
Qingyu Meng
President and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

