Form 10-K
period 2012-03-31
China Domestica Bio-technology Holdings, Inc.
filed 2013-08-23
CIK 1380706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant was approximately $134,558 at September 30, 2011, computed at the last reported sales price as of such date for the Registrant's common stock of $0.15.

As of August 5, 2012, the registrant had 49,896 shares of common stock outstanding (giving effect to the 1-for-46 reverse stock split which took effect on June 29, 2010).

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

Item 2.  Properties.

We do not own any properties.    On April 26, 2010, we moved our headquarters to office space occupied by Qingyu Meng, our former President, and continue to have no lease agreement or obligation.

Item 3.  Legal Proceedings.

We are not currently involved in any material pending legal proceeding.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common shares are quoted on the inter-dealer electronic quotation and trading system maintained by Pink OTC Markets Inc. under the ticker symbol “CDBH.”  The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for those shares. Such prices reflect inter dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions, and do reflect the 46-for-1 reverse stock split of the Company’s common shares which took effect on June 29, 2010.

	For the Fiscal Year ended March 31, 2012		For the Fiscal Year ended March 31, 2011
	High Bid	Low Bid	High Bid	Low Bid
1st Quarter	.51	.17	N/A	N/A
2nd Quarter	.43	.145	.95	.10
3rd Quarter	.51	.05	.90	.15
4th Quarter	.51	.05	.45	.17

Holders

As of March 31, 2012, there were approximately 26 record holders of the Company’s Common Stock as reflected on the books of the Company's transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2012, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.  We granted no options during our fiscal year ended March 31, 2012 and had no options outstanding as of March 31, 2012.

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

On April 26, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among China Sheng Yong Bio-Pharmaceutical Holding Company Limited, or the “Buyer,” Belmont, or the Seller, and the Company.  Pursuant to the terms of the Purchase Agreement, on April 26, 2010, the Buyer acquired from the Seller a controlling interest in the Company’s common stock.  Pursuant to the terms of the Purchase Agreement, the Company agreed to issue to the Seller shares of its common stock such that the Seller will own 5% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as of yet unidentified target corporation contemplated by the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, Joseph J. Meuse resigned on the Closing Date and Qingyu Meng was named President and Director of the Company and Yung Kong Chin was named Secretary and Director of the Company.  Such resignation and appointments were effective as of the Closing Date with respect to the officers of the Company.  The resignation of Joseph J. Meuse as a director, and the naming of Messrs. Meng and Chin as directors took effect on May 22, 2010.  Concurrent with this change of management, the Company moved its principal executive offices to Room 2303, 2304 ShenFang Square, 3005 RenMing Road South, LuFung District, Shenzhen, China.  The Company’s telephone number is (86) 13168096855.  The Company’s fiscal year end is March 31.

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

Whereas sales and marketing activities were our focus during fiscal 2009, we were unable to realize any revenues from fiscal 2010 through 2012 as a result of these activities. As a result of our lack of revenues and inability to secure additional funding to allow business operations to continue, our Board of Directors determined that it was necessary to terminate the execution of our prior business plan, and that a change in business focus was needed and in the best interests of the Company and its shareholders. The goal of the new business plan is to merge with or acquire a revenue-producing business or a development stage business with a high potential for growth.

We will need additional capital in fiscal 2012. As of March 31, 2012, we had $215 in cash and cash equivalents. During the most recent fiscal year, we made certain cost reductions. We have no remaining employees.

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

Results of Operations

Year Ended March 31, 2012 Compared to the Year Ended March 31, 2011

For the year ended March 31, 2012, we incurred a net loss of approximately $35,913, which was approximately $25, 475 less, or 41.50% less than the prior year’s loss of $61,388.  During the year ended March 31, 2012, the Company’s activities were focused on administrative activities and developing our sales and marketing capabilities.  During the most recent year, our expenses were primarily a result of professional fees associated with being a public company.

Operating expenses for the year ended March 31, 2012 of $35,913 decreased $30,075 from those of $65,988 for the year ended March 31, 2011 due primarily to: a decrease in professional fees from $65,734 in 2011 versus $35,253 in 2012, and were partially offset by an increase in general & administrative expense from $254 in 2011 to $660 in 2012.

Liquidity and Capital Resources

At its current level of operations, the Company will need to begin profitable operations and/or raise additional capital during the next fiscal year.  As of March 31, 2012, the Company had not generated any revenue and had $215 in cash and cash equivalents and owed accounts payable and accrued liabilities of $200. We estimate that we will require minimum funding in fiscal year 2012 of approximately $30,000 in order to fund our operations. Our ability to continue operating depends on our ability to locate and merge with a business generating revenues.  If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

Going Concern

We incurred a net loss of approximately $35,913 for the fiscal year ended March 31, 2012, and a cumulative net loss of approximately $530,811 since inception (August 17, 2006) through March 31, 2012, and there is substantial doubt about our ability to continue as a going concern.  As of March 31, 2012, we had approximately $215 in cash and cash equivalents.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of March 31, 2012, the deferred tax asset related to the Company's net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends

The Company is a Development Stage Company and has not yet adopted a policy regarding the payment of dividends.

Foreign Currency Translation

The financial statements are presented in United States dollars. During the fiscal year ended, March 31, 2012, the Company was a United States Company and accounted for in US Dollars. Effective with the acquisition of the Company on April 26, 2010, in conjunction with the Common Stock Purchase Agreement, the Company will be changing its’ functional currency to the Chinese Renminbi (RMB) as the Company will be domiciled in the People’s Republic of China (PRC).  This change in functional currency results in a change in accounting principle and pursuant to current accounting literature (ASC 250) changes should be accounted for retrospectively to all prior periods, unless it is impractical to do so.  It was determined impracticable to determine the cumulative effect if this change in accounting principle and the retroactive application of this change to prior years, because the Company’s accounting records do not provide sufficient information to apply this change in functional currency.  As a result, this change will be applied prospectively.

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

Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

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

As of March 31, 2012, the Company has no issued and outstanding warrants or options.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

   The following is a list of our directors and executive officers as of March 31, 2012.

NAME	AGE	POSITION
Qingyu Meng(1)	41	Former Director and President
Yung Kong Chin(2)	57	Director and President

(1)  On February 13, 2012, Qingyu Meng resigned as President and as a member of the Board of Directors of the Company. On May 30, 2013 he was reappointed to those positions.

(2) On February 16, 2012, the Board of Directors appointed Mr. Yung Kong Chin as President of the Company. On May 30, 2013 he resigned as Director and President.

Information regarding the business backgrounds of our directors and executive officers is set forth below.

Qingyu Meng         Other than from February 13, 2012 to May 30, 2013, Mr. Meng served as our President since April 2010 and a Director of the Company since June 2010.  Mr. Meng is a Master’s Degree candidate with a bio-pharmaceuticals major in the life science college, Heilongjiang August First Land Reclamation University.  Since 2001, he has specialized in housefly bio-active proteins’ medical application research in the area of molecular biology. He is the member of Heilongjiang Provincial Hospital Management Association Professional Committee of Clinical Nutrition; the managing director of Daqing Nutrition Society; a technology partner of State Key Protein Structure Laboratory; and he independently has four national invention patents of full housefly bio-active proteins.  Since 2005, he has been the chairman and president of China Housefly Biotechnology Holding Company.

Yung Kong Chin    Until May 30, 2013, Mr. Chin has served as our President since February 13, 2012, Secretary since April 2010 and a Director of the Company since June 2010.  Mr. Chin graduated from the University of Hull in the United Kingdom with a Master of Finance.  Mr. Chin served as president of QMIS Capital Finance Pty. Ltd. in Singapore and QMIS Capital Finance Investment Inc. from 2003 to the present.  Before joining QMIS, he was a financial controller for the Kwok Group Company in China.

Family Relationships

None of the Company’s directors or executive officers is related by blood, marriage or adoption to any other director or executive officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers and holders of more than 10% of the issued and outstanding shares of our Common Stock to file with the SEC initial reports of ownership, and reports of changes in ownership, of common stock and other equity securities of the Company. Based solely on our review of copies of the reports by some of those persons, the Company believes that, during fiscal year 2012, all of its directors and officers and holders of more than 10% of the issued and outstanding shares of our common stock complied with all reporting requirements under Section 16(a).

Code of Ethics

We do not currently have a code of ethics.  Because we have only limited business operations and only two officers and directors, we believe a code of ethics would have limited utility at this time.

Item 11. Executive Compensation.

The following table shows the compensation of our executive officers for the fiscal years ended March 31, 2012 and March 31, 2011:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards	All Other Compensation

Qingyu Meng
President, Chief Executive	2012	$0	$0	$0
Officer, Chief Financial Officer,	2011	$0	$0	$0
Secretary, Treasurer, Director

Yung Kong Chin
Director and President, Chief Executive	2012	$0	$0	$0
Officer, Chief Financial Officer,	2011	0	0	0

Employment Agreements

At present, the Company is operated by its executive officers and directors without compensation and the Company is currently not a party to any employment agreements.

Equity Compensation Plans

As of March 31, 2012, we had no equity compensation arrangements or plans and no options outstanding to purchase shares of our Common Stock.  During the fiscal years ended March 31, 2012, and March 31, 2011, we have not granted any stock options to our named executive officers.  During our fiscal year ended March 31, 2012, none of our named executive officers or directors exercised any options to purchase shares of our Common Stock.

Director Compensation

Directors of our Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of August 5, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 2303, 2304 ShenFang Square, 3005 RenMing Road South, LuFung District, Shenzhen, China 518001. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of August 5, 2012 based upon 49,896 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership		Percent Common Stock
	Officers and Directors
Qingyu Meng	President and Director	28,240	(1)	56.6	%(1)

Yung Kong Chin	President and Director	28,240	(2)	56.6	%(2)

		-		-

All officers and directors as a group (two persons named above)		30,414		61.0%

	5% Security Holders

China Sheng Yong Bio-pharmaceutical Holding Company Limited		28,240		56.6%

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

None.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the American Stock Exchange.

Item 14. Principal Accountant Fees and Services

Audit and Non-audit Fees

Aggregate fees for professional services rendered for the Company by Stan J.H. Lee, CPA, CMA, the Company’s principal accountants from August 7, 2009, for the years ended March 31, 2012and 2011 are set forth below.  During the year ended March 31, 2012, the Company paid $7,500 to Stan J.H. Lee, CPA, CMA.

	Year 2012	Year 2011

AUDIT FEES	$7,500	$7,165
AUDIT-RELATED FEES	$0	$0
TAX FEES	$0	$0
ALL OTHER FEES	$0	$0
TOTAL	$7,500	$7,165

Audit Fees for the fiscal years ended March 31, 2012 and 2011 were for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.  Amounts included are for the respective year's audit work.

Audit-Related Fees as of the years ended March 31, 2012 and 2011 would have been for assurance and related services reasonably related to the performance of the audit or reviews of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended March 31, 2012 and 2011 were for professional services related to tax compliance, tax authority audit support and tax planning.  Amounts are included in the year billed.

As the company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimums exception provided by Rule 2-01 (c) (7) (i) (C) under Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules

I.  Listing of Documents

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2012 and 2011

Statements of Operations for the Years Ended March 31, 2012 and 2011 and from Inception (August 17, 2006) to March 31, 2012

Statement of Stockholders’ Equity (Deficit) for the Years Ended March 31, 2012 and 2011 and from Inception (August 17, 2006) to March 31, 2012

Statements of Cash Flows for the Years Ended March 31, 2012 and 2011 and from Inception (August 17, 2006) to March 31, 2012

(2)	Notes to Financial Statements

(3)	The following Exhibits are filed as part of this report on Form 10-K:

3.1	Articles of Incorporation (as amended) (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2011.)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Form SB-2 of the Company filed with the SEC on July 12, 2007)

10.1	Employment Agreement dated December 4, 2008 between the Company and Michael Klinicki (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed with the SEC on February 12, 2009)

10.2	Termination of Employment Letter dated December 2, 2009, between the Company and Michael Klinicki and related Letter dated January 1, 2010(incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended March 31, 2011.)

10.3	Common Stock Purchase Agreement dated April 26, 2010, by and among China Sheng Yong Bio-pharmaceutical Holding Company Limited, Belmont Partners, LLC and Cienega Creek Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed with the SEC on April 28, 2010)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

31.1*	Rule 13a-14(a) Certification of Principal Executive and Financial Officer

32.1*	Section 1350 Certification of Principal Executive and Financial Officer

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DOMESTICA BIO- TECHNOLOGY HOLDINGS, INC.

Date: August 23, 2013	By: /s/ Qingyu Meng
Qingyu Meng, President and Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 23, 2013	By: /s/ Qingyu Meng
Qingyu Meng, President and Director

CHINA DOMESTICA BIO-TECHNOLOGY HOLDINGS, INC.

(formerly Cienega Creek Holdings, Inc.)

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

For the Years Ended

March 31, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm	26

Financial Statements:

Balance Sheets as of March 31, 2012and 2011	27

Statements of Operations for the years ended March 31, 2012 and 2011 and from Inception (August 17, 2006) to March 31, 2012	28

Statement of Stockholders’ Equity (Deficit) for the years ended March 31, 2012 and 2011 and from Inception (August 17, 2006) to March 31, 2012	30

Statements of Cash Flows for the years ended March 31, 2012 and 2011and from Inception (August 17, 2006) to March 31, 2012	29

Notes to Financial Statements	31

Stan J. H. Lee, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Domestica Bio-technology Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of China Domestica Bio-technology Holdings, Inc. (A Development Stage Company) as of March 31, 2012 and 2011(restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended March 31, 2012 and 2011(restated) and for the period from inception on August 17, 2006 through March 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Domestica Bio-technology Holdings, Inc. (A Development Stage Company) as of March 31, 2012 and 2011 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended March 31, 2012 and 2011 (restated) and for the period from inception on August 17, 2006 through March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the accompanying financial statements, the Company has restated its 2011 financial statements, which were previously audited by other independent auditors who have ceased operations.

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

Stan J. H. Lees, CPAs

Stan J. H. Lee, CPAs

June 1, 2012

China Domestica Bio-technology  Holdings, Inc.

(formerly Cienega Creek Holdings, Inc.)

(A Development Stage Company)

Balance Sheets

March 31, 2012 and 2011

	(UNAUDITED)	(RESTATED)
	March 31, 2012	March 31, 2011

	US$	US$
Current assets
Cash and cash equivalents	215	215
Total current assets	215	215

Fixed assets
Computer equipment
Less: accumulated depreciation
Net fixed assets

Total assets	215	215

Liabilities
Accounts payable and accrued liabilities	200	200
Due to related parties
Other payables	101,901	65,988
Total liabilities	102,101	66,188

Stockholders' equity(deficit)
Common stock	51	51
Additional paid-in capital	428,874	428,874
Accumulated deficit during the development stage	(530,811)	(494,898)
Total stockholders' equity(deficit)	(101,886)	(65,973)

Total liabilities and stockholders' equity(deficit)	215	215

The accompanying notes are an integral part of these financial statements.

China Domestica Bio-technology Holdings, Inc.

(formerly Cienega Creek Holdings, Inc.)

(A Development Stage Company)

Statements of Operations

For the Years Ended March 31, 2012 and 2011

and from Inception (August 17, 2006) to March 31, 2012

			August 17,2006
			(inception)
	For the Year Ended	For the Year Ended	through March
	March 31,2012	March 31,2011	31,2012
	US$	US$	US$
Revenues

Operating expenses
Officer salaries			50,000
Professional fees	35,253	65,734	137,842
Professional fees related party			306,700
Depreciation expense			2,936
General& Administrative expenses	660	254	36,630
Total operating expenses	35,913	65,988	534,108

Loss from operation	(35,913)	(65,988)	(534,108)

Other income(expense)
Interest income			1,540
Cancellation of Debt		4,600	4,600
Loss on disposal of fixed assets			(1,516)
Impairment expense			(1,327)
Total other income(expense)		4,600	3,297

Loss before income taxes	(35,913)	(61,388)	(530,811)

Provision(benefit)for income Taxes

Net loss	(35,913)	(61,388)	(530,811)

Earnings(loss) per common share
Common share outstanding	(0.72)	(1.23)
Basic and fully diluted weighted average
Common shares outstanding (after effect of 1 for 46 share reverse stock split occurring June 29, 2010)	49,896	49,896

The accompanying notes are an integral part of these financial statements.

China Domestica Bio-technology Holdings, Inc.

(formerly Cienega Creek Holdings, Inc.)

(A Development Stage Company)

Statement of Cash Flows

For the Years Ended March 31, 2012 and 2011

and from Inception (August 17, 2006) to March 31, 2012

			August
			17,2006
			(inception)
	For the Year Ended	For the Year Ended	through March
	March 31,2012	March 31,2011	31,2012
	US$	US$	US$
Cash Flows Provided By (Used In) Operating Activities
Net income(loss)	(35,913)	(61,388)	(530,811)

Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities
Common stock issued for services			257,000
Cancellation of Debt		(4,600)	(4,600)
Depreciation and amortization			2,936
Impairment of fixed assets			1,327
Loss on disposal of fixed assets			1,516
Changes in operating assets and liabilities:
Prepaid officer's salaries
Increase (decrease) in accounts payable	35,913	65,988	102,101
Net cash provided by (used in) operating activities			(170,531)

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets			(7,179)
Sale of fixed assets			1,400
Net cash provided by (used in) investing activities			(5,779)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from loan by related party			9,100
Common stock purchased and retired			(7,000)
Issuance of common stock for cash			174,425
Net cash provided by (used in) financing activities			176,525

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents, beginning of period	215	215	215
Cash and cash equivalents, end of period	215	215	215

Supplemental disclosure of Cash Flow Information
Interest paid
Income taxes paid

Schedule of Non Cash investing and financing activities
Common stock issued for services			257,000
Cancellation of Debt		4,600	4600
Impairment of fixed assets			1,327
Loss on disposal of fixed assets			1,516
Forgiveness of debt from related party			4,500

The accompanying notes are an integral part of these financial statements.

China Domestica Bio-technology Holdings, Inc.

(formerly Cienega Creek Holdings, Inc.)

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2012 and 2011

and from Inception (August 17, 2006) to March 31, 2012

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deficit Accumulated during the Development Stage	Total
		US$	US$	US$	US$
Balance, August 17, 2006
Common shares issued for cash, $0.46 per share between August 2006 and March 2007	156,522	157	71,843		72,000
Net loss for the period from inception on August 17, 2006 through March 31, 2007				2,640)	(2,640)
Balance, March 31, 2007	156,522	157	71,843	(2,640)	69,360
Net loss for the year ended March 31, 2008				(20,744)	(20,744)
Balance, March 31, 2008	156,522	157	71,843	(23,384)	48,616
Common shares issued for services, $4.6 per share on June 12, 2008	1,522	2	6,998		7,000
Common shares issued for cash, $4.6 per share on June 30, 2008	22,266	22	102,403		102,425
Common shares issued for services at $11.5 per share on January 1, 2009	21,739	22	249,978		250,000
Common shares repurchased and retired at $0.046 per share on March 11, 2009	(152,174)	(152)	(6,848)		(7,000)
Additional shares issued in the 1 for 46 share reverse stock split due to rounding up of fractional shares	21
Net loss for the year ended March 31, 2009				(349,607)	(349,607)
Balance, March 31, 2009 (Restated)	49,896	51	424,374	(372,991)	51,434
Forgiveness of debt from related party			4,500		4,500
Net loss for the year ended March 31, 2010				(60,519)	(60,519)
Ending Balance, March 31, 2010	49,896	51	428,874	(433,510)	(4,585)
Net loss for the year ended March 31, 2011				(61,388)	(61,388)
Ending Balance, March 31, 2011	49,896	51	428,874	(494,898)	(65,973)
Net loss for the year ended March 31, 2012				(35,913)	(35,913)
Ending Balance, March 31, 2012	49,896	51	428,874	(530,811)	(101,886)

The accompanying notes are an integral part of these financial statements

China Domestica Bio-Technology Holdings, Inc.

(formerly Cienega Creek Holdings, Inc.)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 & 2011

1.	Business Organization

China Domestica Bio-technology Holdings, Inc. was incorporated in the State of Nevada on August 17, 2006 under the name Cienega Creek Holdings, Inc.  The Company, a corporation (the Company) was organized under laws of the State of Nevada on August 17, 2006.  On June 29, 2010, the Company changed its name to China Domestica Bio-technology Holdings, Inc.  The Company’s fiscal year end is March 31st.  The Company was previously engaged in the computer software business. The Company has not realized revenues from operations as of March 31, 2012 and accordingly is classified as a development stage company.  The company is currently in the development stage and has limited assets and no revenue. In accordance with FASB ASC 915, it is considered a Development Stage Company.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company has incurred no advertising expenses during the year ended March 31, 2012and the year ended March 31, 2011.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of March 31, 2012, the deferred tax asset related to the Company's net operating loss carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends

The Company is a Development Stage Company and has not yet adopted a policy regarding the payment of dividends.

Foreign Currency Translation

The financial statements are presented in United States Dollars.  During the fiscal year ended March 31, 2012, the Company was a United States Company and accounted for in US Dollars. Effective with the acquisition of the Company on April 26, 2010, in conjunction with the Common Stock Purchase Agreement, the Company will be changing its’ functional currency to the Chinese Renminbi (RMB) as the Company will be domiciled in the People’s Republic of China (PRC).  This change in functional currency results in a change in accounting principle and pursuant to current accounting literature (ASC 250) changes should be accounted for retrospectively to all prior periods, unless it is impractical to do so.  It was determined impracticable to determine the cumulative effect if this change in accounting principle and the retroactive application of this change to prior years, because the Company’s accounting records do not provide sufficient information to apply this change in functional currency.  As a result, this change will be applied prospectively to the fiscal year ended March 31, 2012.

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

As of March 31, 2012, the Company’s has no issued and outstanding warrants or options.

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

4.	Property And Equipment

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

Total impairment losses reported on the Company's books for the years ended March 31, 2010 and 2009 were $1,516 and $1,327, respectively.

As of March 31, 2012, the Company has no depreciation and impairment of fixed assets.

5.	Capital Stock

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

At March 31, 2012, there were no outstanding stock options or warrants.

6.	Income Taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	March 31,
	2012	2011
Income tax expense at statutory rate	$(14,006)	$(23,941)

Valuation allowance	14,006	23,941

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of March 31:

	2011	2010
Net Operating Loss Carryover	$(207,016)	$(193,010)

Valuation allowance	207,016	193,010

Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $530,811as of March 31, 2012 which expires in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years?

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At March 31, 2012 and 2011, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

7.	Related Party Transactions

As of March 31, 2012 and 2011, the Company owed $0 and $0, respectively.  This note payable is noninterest bearing, unsecured and due on demand.

On December 4, 2008 the Company entered into an employment agreement with its President and CEO for $50,000 annual salary beginning on January 1, 2009 and terminating on December 31, 2013.  On January 1, 2010 this agreement was terminated and no further salary is owed or to be accrued.

